Form 10-Q/A
period 2021-06-30
Direct Selling Acquisition Corp.
filed 2021-11-15
CIK 1871745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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

Explanatory Note
The sole purpose of this Amendment No. 1 to Direct Selling Acquisition Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed with the Securities and Exchange Commission on November 8, 2021 (“Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this Report provides the consolidated and combined financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”), in accordance with the 30-day grace period provided under Regulation S-T for the first quarterly period in which XBRL is required.
Except for the foregoing, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

DIRECT SELLING ACQUISITION CORP.
Form
10-Q
For the Quarter Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
DIRECT SELLING ACQUISITION CORP.
CONDENSED BALANCE SHEET
(UNAUDITED)
JUNE 30, 2021

Assets:
Current assets:
Cash	$25,000
Total current assets	25,000
Deferred Offering Costs	130,000

Total Assets	$155,000

Liabilities and Stockholders’ Deficit
Liabilities:
Current liabilities
Promissory note	$25,000
Accrued offering costs and expenses	105,619

Total current liabilities	130,619
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; none issued and outstanding	—
Commitments and contingencies
Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575
Additional paid-in capital	24,425
Accumulated deficit	(619)

Total Stockholder’s Equity	24,381

Total Liabilities and Stockholder’s Equity	$155,000

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

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)
FOR THE PERIOD FROM MARCH 9, 2021 (INCEPTION) THROUGH JUNE 30, 2021

Formation costs	$619

Net loss	$(619)
Basic and diluted weighted average shares outstanding (1)	5,757,000
Basic and diluted net loss per common share	$(0.00)

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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document.**

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**
*	Previously filed.
**	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15 th
day of November, 2021.

DIRECT SELLING ACQUISITION CORP.

By:	/s/ Dave Wentz
Name:	Dave Wentz
Title:	Chief Executive Officer (Principal Executive Officer)