Form 10-Q
period 2021-09-30
Direct Selling Acquisition Corp.
filed 2021-11-15
CIK 1871745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

DIRECT SELLING ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-40831	86-3676785
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
5800 Democracy Drive
Plano, TX 75024
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area
code: (214) 380-6020
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	DSAQ.U	New York Stock Exchange
Class A common stock, par value $0.0001 per share	DSAQ	New York Stock Exchange
Redeemable warrants, each warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	DSAQ.WS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation

S-T

(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
  ☐
Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2

of the Exchange Act):

Yes
  ☒    No  ☐
As of November
15
, 2021, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DIRECT SELLING ACQUISITION CORP.
Form
10-Q
For the Quarter Ended September 30, 2021

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from March 9, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statement of Changes in Stockholder’s Equity for the period from March 9, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from March 9, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4.	Controls and Procedures	23

Part II. Other Information		24

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Recent Sales of Unregistered Securities	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

Part III. Signatures		26

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DIRECT SELLING ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021
(unaudited)
Assets:
Cash	$1,111,726
Prepaid expenses	467,181

Total current assets	1,578,907
Long-term prepaid expenses	447,966
Investments held in Trust Account	234,599,408
Cash held in Trust Account	785

Total assets	$236,627,066

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Franchise taxes payable	112,329
Due to related party	667
Accrued offering costs and expenses	$40,619

Total current liabilities	153,615
Warrant liability	17,632,000
Deferred underwriters’ discount	8,050,000

Total liabilities	25,835,615

Commitments and Contingencies
Redeemable Class A common stock subject to possible redemption, 23,000,000 shares at redemption value	234,600,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575
Additional paid-in capital	—
Accumulated deficit	(23,809,124)

Total Stockholders’ Deficit	(23,808,549)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$236,627,066

(1)
This number includes up to 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters fully exercised the over-allotment option on September 28, 2021; thus, these 750,000 founder shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the period from March 9, 2021 (inception) through September 30, 2021

Formation and operating costs	$160,580	$161,199

Loss from operations	(160,580)	(161,199)

Other income (loss)
Offering expenses related to warrants	(505,566)	(505,566)
Interest earned on trust	193	193

Total other loss	(505,373)	(505,373)

Net loss	$(665,953)	$(666,572)

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000

Basic and diluted net loss per share, Class A common stock	$(0.93)	$(0.93)

Weighted average shares outstanding of Class B common stock (1)	5,750,000	5,750,000

Basic and diluted net loss per share, Class B common stock	$(0.93)	$(0.93)

(1)
This number includes up to 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters fully exercised the over-allotment option on September 28, 2021; thus, these 750,000 founder shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MARCH 9, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B Common stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of March 9, 2021 (inception)	—	$—	$—	$—	$—
Net loss	—	—	—	—	—

Balance as of March 31, 2021	—	—	—	—	—
Class B common stock issued to founders	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(619)	(619)

Balance as of June 30, 2021	5,750,000	575	24,425	(619)	24,831
Sale of 11,700,000 Private Placement Warrants	—	—	11,700,000	—	11,700,000
Deemed dividend to Class A stockholders to provide for the additional $0.20 of funding to the Trust	—	—	—	(4,600,000)	(4,600,000)
Initial classification of warranty liability- Private Placement Warrants	—	—	(8,892,000)	—	(8,892,000)
Deemed dividend to Class A stockholders to state the Trust at redemption value	—	—	(2,832,425)	(18,542,552)	(21,374,977)
Net loss	—	—	—	(665,953)	(665,953)

Balance as of September 30, 2021	5,750,000	$575	$—	$(23,809,124)	$(23,808,549)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MARCH 9, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash flows from operating activities:
Net loss	$(666,572)
Adjustments to reconcile net loss to net cash provided by operating activities:
Offering costs allocated to warrants	505,566
Interest earned on cash and marketable securities held in Trust Account	(193)
Changes in current assets and liabilities:
Prepaid assets	(915,147)
Taxes payable	112,329
Due to related party	667
Accrued offering costs and expenses	40,619

Net cash used in operating activities	(922,731)

Cash flows from investing activities:
Principal deposited in Trust Account	(234,600,000)

Net cash used in investing activities	(234,600,000)

Cash flows from financing activities:
Proceeds from private placement warrants	11,700,000
Proceeds from initial public offering, net of costs	225,400,000
Proceed from sale of Class B common stock	25,000
Proceeds from issuance of promissory note to related party	110,000
Payment of deferred offering costs	(490,543)
Repayment of promissory note to related party	(110,000)

Net cash provided by financing activities	236,634,457

Net change in cash	1,111,726
Cash, beginning of the period	—

Cash, end of the period	$1,111,726

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions payable charged to additional paid in capital	$8,050,000

Class A common stock subject to possible redemption	$213,225,023

Accretion of carrying value to redemption value	$21,374,977

Initial classification of warrant liability	$17,632,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
Note 1— Organization, Business Operations
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
As of September
30
, 2021, the Company had not commenced operations. All activity for the period from March 9, 2021 (inception) through
September 30, 2021
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
The Company’s Sponsor is DSAC Partners LLC, a Delaware limited liability company (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on September 23, 2021 (the “Effective Date”). On September 28, 2021, the Company consummated its IPO of 23,000,000 units (the “Units”), including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”), and one-half of
one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000 which is discussed in Note 3.
Simultaneously with the closing of the IPO, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of 11,700,000 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $11,700,000. The Private Placement Warrants are identical to the Public Warrants included as part of the Units sold in the IPO, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the shares of Class A Common Stock issuable upon exercise of the warrants), subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised on a cashless basis and (iv) are entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
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

Upon the closing of the IPO, $10.20 per Unit sold in the IPO, including the proceeds of the sale of the Private Placement Warrants, is held in a Trust Account (“Trust Account”) and invested only in U.S. government securities with a maturity of 180 days or less or in money market funds meeting certain conditions under
Rule 2a-7 under
the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 15 months from the closing of the IPO (or 18 months from the closing of the IPO if the Company extends the time to complete a business combination by depositing into the Trust Account for a three-month extension $2,300,000 ($0.10 per share), subject to applicable law, and (iii) the redemption of the public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within 15 months from the closing of the
IPO
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
The shares of common stock subject to redemption are recorded at redemption value and classified as temporary equity, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
The Company will have only 15 months from the closing of the IPO (or 18 months from the closing of the IPO if the Company extends the time to complete a business combination by depositing into the Trust Account for a three-month extension $2,300,000 ($0.10 per share) or any extended period of time that the Company may have to consummate an initial Business Combination as a result of an amendment to the Company’s amended and restated certificate of incorporation) (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

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
Risks and Uncertainties
Management is currently evaluating the impact of
the COVID-19 pandemic
on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $1.1 million in its operating bank account, and working capital of approximately $1.5 million.
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.
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

Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s
8-K
as filed with the SEC on October
4
, 2021, which contains the audited balance sheet and notes thereto. The interim results for the period end ed
September 30, 2021 are not necessarily indicative of the results to be expected for the period ending
December 31, 2021
or for any future interim periods.
Use of Estimates
The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,111,726 in cash and did not have any cash equivalents as of September 30, 2021.
Investments
Held in Trust Account
As of September 30, 2021, the Company had $234.6 million in investments held in the Trust Account upon closing of the IPO including the proceeds of the sale of the Private Placement Warrants.
Investment held in Trust Account consist of United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.
A decline in the market value of
held-to-maturity
securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end,
forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity
security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. At September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Deferred Offering Costs
Deferred offering costs consist of accounting and legal expenses incurred through the balance sheet date that are directly related to the IPO. Deferred offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon completion of the IPO, offering costs associated with the Public Warrants and Private Placement Warrants were expensed. Offering costs associated with the Class A common stock were charged to the carrying value of the Redeemable Class A Common Stock. Accordingly, on September 28, 2021, offering costs totaling $13,140,543 (consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $490,543 of other offering costs) were recognized, $505,566 of which was allocated to the Public Warrants and Private Placement Warrants and immediately expensed and $12,634,977 was allocated to Redeemable Class A common stock, reducing the carrying amount of such shares.
Class A Common Stock Subject to Possible Redemption
As discussed in Note 3, all of the 23,000,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently the Company will not redeem its public shares in an amount that would cause its net tangible assets
(stockholders’ equity)
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($10.20 per share) at the end of each reporting period. Such changes are reflected in additional paid-in capital,
or in the absence of additional capital, in accumulated deficit. On September 28, 2021, the Company recorded an adjustment of $21,374,977 to present the Redeemable Class A common stock at redemption value.
Net Income (Loss) Per Common stock
The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 23,200,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per common stock for the three months ended September 30, 2021 and for the period from March 9, 2021 (inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per common stock for each class of common stock.

	For the three months ended September 30, 2021		For the period from March 9, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:

Allocation of net loss and deemed dividends	$(21,312,744)	$(5,328,186)	$(21,313,239)	$(5,328,310)
Denominator:
Weighted-average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net loss per common stock	$(0.93)	$(0.93)	$(0.93)	$(0.93)

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, other than the warrant liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their
short-term nature. As of September 30, 2021, the Company reported warrants issued at the consummation of its IPO at their fair value.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level l measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
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

Warrants
The Company accounts for the 23,200,000 warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instruments as a liability at fair value and adjust the instruments to fair value at each reporting period. This liability will be re-measured at
each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. On September 28, 2021, the Company recognized a warrant liability
of $17,632,000 to present the Public Warrants and Private Placement Warrants at fair value. The fair value of the warrant liability was estimated using a binomial pricing option model. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets. Such warrant classification is also subject to re-evaluation at
each reporting period.
Income Taxes
The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The provision for income taxes was deemed to be immaterial for the period from March 9, 2021 (inception) through September 30, 2021.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update
(“ASU”) No. 2020-06, Debt
—debt with Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging —Contracts in Entity’ Own Equity
(Subtopic 815-40): Accounting
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
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement
s
.

Note 3 — Initial Public Offering
Units
On September 28, 2021, Company consummated its IPO of 23,000,000 Units. Each Unit consists of one Class A common stock of the Company, par value $0.0001 per share, and one-half of
one redeemable warrant of the Company, each whole Public Warrant entitling the holder thereof to purchase one Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000.
All of the 23,000,000 Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.
The Class A common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99.
If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in
capital and accumulated deficit.

As of September 30, 2021, the common stock reflected on the balance sheet is reconciled in the following table:

Gross proceeds from IPO	$234,600,000
Less:
Proceeds allocated to Public Warrants	(8,740,000)
Common stock issuance costs	(12,634,977)

Plus:
Accretion of carrying value to redemption value	21,374,977

Contingently redeemable common stock	$234,600,000

Public Warrants
Each whole Public Warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity- linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described adjacent to “Redemption of warrants for cash” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
The Public Warrants will expire at 5:00 p.m., New York City time on the warrant expiration date, which is five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any Public Warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.
The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying the Company’s obligations described below with respect to registration. No Public Warrant will be exercisable and the Company will not be obligated to issue a share of Class A common stock upon exercise of a Public Warrant unless the share of Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Public Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Public Warrant, the holder of such Public Warrant will not be entitled to exercise such Public Warrant and such Public Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Public Warrant. In the event that a registration statement is not effective for the exercised Public Warrants, the purchaser of a Unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such Unit.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Public Warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A common stock issuable upon exercise of the Public Warrants is not effective by the 60th business day after the closing of the initial Business Combination, Public Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the shares of Class A common stock are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
Redemption of Public Warrants for Cash
Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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

The Company will not redeem the Public Warrants as described above unless an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption
period, except if the Public Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the Public Warrants become redeemable by the Company, they may exercise their redemption right even if they are unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Note 4 — Private Placement
Simultaneously with the closing of the IPO, the Company’s Sponsor has purchased an aggregate of 11,700,000 Private Placement Warrants, each exercisable to purchase one Class A common stock at $11.50 per share, at a price of $1.00 per warrant, or $11,700,000 in the aggregate. The Private Placement Warrants are identical to the warrants included as part of the Units sold in the IPO, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the shares of Class A Common Stock issuable upon exercise of the warrants), subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised on a cashless basis and (iv) are entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
Note 5 — Related Party Transactions
Founder Shares
On June 7, 2021, the Sponsor paid $25,000 of deferred offering costs on behalf of the Company in exchange for 5,750,000 shares of the Company’s Class B
common stock (the “founder shares”). The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 23,000,000 Units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the IPO.

The initial stockholders, officers and directors have agreed not to transfer, assign or sell any founder shares held by them until the earlier to occur of: (1) one year after the completion of the initial Business Combination; or (2) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the Sponsor with respect to any founder shares
(the “Lock-up”). Notwithstanding
the foregoing, if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day
period commencing at least 150 days after the initial Business Combination, the founder shares will be released from the lock-up.
Promissory Note — Related Party
The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing,
unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. At September 30, 2021, no amount was due on the promissory note.
Working Capital Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At September 30, 2021, no such Working Capital Loans were outstanding.
Administrative Service Fee
The Company has entered into an administrative services agreement on the effective date of the registration statement for the IPO pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. At September 30, 2021, $667 was due to a related party for the administrative service fee.
Note 6 — Recurring Fair Value Measurements
Investment Held in Trust Account
As of September 30, 2021, the investments in the Company’s Trust Account consisted of $785 in U.S. Money Market funds and $234,599,408 in U.S. Treasury Securities. All of the U.S. Treasury Securities mature on December 30, 2021. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.”
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity
(Level 1).
The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2021 are as follows:

The following table presents fair value information as of September 30, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation models utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified within Level 3 of the fair value hierarchy.
The following table sets forth by level within the fair value hierarchy the Company’s liability that was accounted for at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Public Warrants	$—	$—	$8,740,000
Private Placement Warrants	$—	$—	$8,892,000
Measurement
The Company established the initial fair value for the Public Warrants and Private Placement Warrants on September 28, 2021, the date of the consummation of the Company’s IPO. The Company used a Binomial Option Pricing Model to value the Public Warrants and Private Placement Warrants.
The key inputs into the Binomial Option Pricing Model were as follows at September 28, 2021 and September 30, 2021:

Input	September 30, 2021	September 28, 2021 (Initial Measurement)
Risk-free interest rate	1.01%	1.01%
Expected term (years)	5.2	5.2
Expected volatility	13.8%	13.8%
Exercise price	$11.50	$11.50
Dividend rate	0.0%	0.0%
Measurement
The following table provides a reconciliation of changes in the Level 3 fair value classification:

Fair value at March 9, 2021 (inception)	$—
Issuance due to IPO at September 28, 2021	17,632,000
Change in fair value	—

Fair Value at September 30, 2021	$17,632,000

1
6

Note 7 — Commitments
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
Underwriters Agreement
The underwriters were paid a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO (including the exercise of the over-allotment option), or $4,600,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% or $8,050,000 of the gross proceeds of the IPO (including the exercise of the over-allotment option), held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.
Note 8 — Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were no shares issued or outstanding excluding 23,000,000 shares of Class A common stock issued or outstanding that are subject to possible redemption.
Class B Common Stock
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of September 30, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.
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
20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, executive officers or directors upon conversion of
W
orking
C
apital
L
oans, provided that such conversion of founder shares will never occur on a less than one-for-one basis.
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

1
7

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
Overview
We are a blank check company incorporated on March 9, 2021 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”).
Our sponsor is DSAC Partners LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering was declared effective on September 23, 2021. On September 28, 2021, we consummated our initial public offering (the “IPO”) of 23,000,000 Units, including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-half of
one redeemable warrant of the Company, with each Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000. Offering costs amounted to $13,140,543 (consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $490,543 of other offering costs) were recognized, $505,566 of which was allocated to the Public Warrants and Private Placement Warrants and immediately expensed and $12,634,977 was allocated to Redeemable Class A common stock.
Simultaneously with the closing of the IPO, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of 11,700,000 warrants to DSAC Partners LLC at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $11,700,000.
Following the closing of the IPO on September 28, 2021, $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”) and will be invested only in U.S. government securities with a maturity of 180 days or less or in money market funds meeting certain conditions under
Rule 2a-7 under
the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the IPO (or 21 months from the closing of the IPO if we extend the time to complete a business combination by depositing into the trust account for a three-month extension $2,300,000 ($0.10 per share), subject to applicable law, and (iii) the redemption of the public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within 18 months from the closing of the IPO (or 21 months from the closing of the IPO if we extend the time to complete a business combination by depositing into the trust account for a three-month extension $2,300,000 ($0.10 per share) or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business
Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in the Company’s discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under applicable law or stock exchange listing requirements. The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially anticipated to be $10.20 per public share.
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
The Company will have only 18 months from the closing of the IPO (or 21 months from the closing of the IPO if we extend the time to complete a business combination by depositing into the trust account for a three-month extension $2,300,000 ($0.10 per share) or any extended period of time that the Company may have to consummate an initial Business Combination as a result of an amendment to the Company’s amended and restated certificate of incorporation (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.
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
Liquidity and Capital Resources
As of September 30, 2021, we had $1,111,726 in cash and a working capital of $1,537,621.
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor agreed to provide the Company with loans in such amounts as may be required by the Company to fund the Company’s working capital requirements up to an aggregate of $1,500,000. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
As of September 30, 2021, we had not commenced any operations. All activity for the period from March 9, 2021 (inception) through September 30, 2021 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in
the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from March 9, 2021 (inception) to September 30, 2021, we had net loss of approximately $666,572, which consisted of formation and operating costs amounting to $161,199 and $505,566 of offering expenses related to warrants offset by interest income earned on cash held in trust account amounting to $193.

For the three months ended September 30, 2021, we had a net loss of $665,953 which consisted of formation and operating costs amounting to $160,580 and $505,566 of offering expenses related to warrants offset by interest income earned on cash held in trust account amounting to $193.

Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
Administrative Services Agreement
Commencing on the date that our securities are first listed on the New York Stock Exchange, we agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. At September 30, 2021, $667 was due to a related party for the administrative service fee.
Registration Rights
The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants, which were be issued in a private placement simultaneously with the closing of the IPO and the shares of Class A common stock underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriters were paid a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO (including the exercise of the over-allotment option), or $4,600,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% or $8,050,000 of the gross proceeds of the IPO (including the exercise of the over-allotment option), held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.
Critical Accounting Policies
Deferred Offering Costs
We comply with the requirements of the ASC
340-10-S99-1. Deferred
offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon closing of the IPO on September 28, 2021, offering costs associated with warrant liabilities were expensed, and offering costs associated with the Class A common stock were charged to stockholders’ equity. Transaction costs amounted to $13,140,543 (consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $490,543 of other offering costs).
Class A Common Stock Subject to Possible Redemption
We account for shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Net Loss Per Share of Common Stock
The Company has two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 23,200,000 potential shares of common stock for which outstanding warrants to purchase the Company’s shares are exercisable were excluded from diluted earnings per share for the three months ended September 30, 2021 and for the period March 9, 2021 (inception) through September 30, 2021, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods.
Our condensed statement of operations applies the
two-class
method in calculating net loss per share. Basic and diluted net loss per common stock for Class A common stock and Class B common stock is calculated by dividing net loss attributable to the Company plus any deemed dividends
by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.
Derivative Financial Instruments
We evaluated the financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at
each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Warrant Liability
We evaluated the Public Warrants and Private Placement Warrants to be issued in the IPO (collectively, “Warrants”) in accordance with ASC
815-40,
“Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants will be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Inflation
We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act of 2002 (the “Sarbanes Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory
vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds
$700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt
during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule
12b-2
under the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described under the heading “Risk Factors” in our Registration Statement on Form
S-1
(No.
333-258241)
that was declared effective by the Securities and Exchange Commission (the “Commission”) on September 23, 2021 and that was used in connection with our initial public offering (the “IPO Registration Statement”). As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the IPO Registration Statement.
Item 2. Recent Sales of Unregistered Securities.
On June 7, 2021, DSAC Partners LLC, our sponsor, purchased an aggregate of 5,750,000 of our Class B common stock, in exchange for an aggregate capital contribution of $25,000 at an average purchase price of approximately $0.004 per share. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The number of founder shares outstanding was determined based on the expectation that the total size of this offering would be a maximum of 23,000,000 units if the underwriters’ over-allotment option is exercised in full and therefore that such founder shares would represent 20% of the outstanding shares after this offering.
DSAC Manager LLC is the manager of our sponsor. Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of our sponsor is to act as the company’s sponsor in connection with this offering. The limited liability company agreement of our sponsor will provide that its membership interests may only be transferred to our officers or directors or other persons affiliated with our sponsor, or in connection with estate planning transfers.
Simultaneously with the closing of the Initial Public Offering, on September 28, 2021, we consummated the private placement (“Private Placement”) of 11,700,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $11.7 million.
No underwriting discounts or commissions were paid with respect to such sales.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT SELLING ACQUISITION CORP.

Date: November 15, 2021	By:	/s/ Dave Wentz
	Name:	Dave Wentz
	Title:	Chief Executive Officer