Form 10-Q
period 2022-03-31
Direct Selling Acquisition Corp.
filed 2022-05-13
CIK 1871745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May
13
, 2022, there were 23,000,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

DIRECT SELLING ACQUISITION CORP.
Form
10-Q
For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DIRECT SELLING ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$709,748	$1,041,948
Prepaid expenses	529,659	713,140

Total current assets	1,239,407	1,755,088
Investments held in Trust Account	234,638,898	234,618,018

Total Assets	$235,878,305	$236,373,106

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Liabilities:
Franchise taxes payable	$50,000	$60,274
Due to Related Party	667	667
Accrued offering costs and expenses	323,199	36,350

Total current liabilities	373,866	97,291
Warrant liability	5,800,000	11,600,000
Deferred underwriters’ discount	8,050,000	8,050,000

Total Liabilities	14,223,866	19,747,291

Commitments and Contingencies (Note 7)
Redeemable Class A common stock subject to possible redemption, 23,000,000 shares at redemption value of $10.20	234,600,000	234,600,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par valu e; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(12,946,136)	(17,974,760)

Total Stockholders’ Deficit	(12,945,561)	(17,974,185)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$235,878,305	$236,373,106

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2022	For the period from March 9, 2021 (inception) through March 31, 2021
Formation and operating costs	$792,281	$619

Loss from operations	$(792,281)	(619)

Other Income	—	—
Bank interest income	25	—
Interest on Trust investments	20,880	—
Change in fair value of warrant liability	5,800,000	—

Total other income	5,820,905	—

Net Income (Loss)	$5,028,624	$(619)

Weighted average shares outstanding of Class A common stock	23,000,000	—

Basic and diluted net income per share, Class A common stock	$0.17	$—

Weighted average shares outstanding of Class B common stock	5,750,000	—

Basic and diluted net income (loss) per share, Class B common stock	$0.17	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2022

	Class B Common stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of December 31, 2021	5,750,000	$575	$—	$(17,974,760)	$(17,974,185)
Net income	—	—	—	5,028,624	5,028,624

Balance as of March 31, 2022 (unaudited)	5,750,000	$575	$—	$(12,946,136)	$(12,945,561)

FOR THE PERIOD FROM MARCH 9, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class B Common stock		Additional	Accumulated	Total Stockholder’s
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of March 9, 2021 (inception)	—	$—	$—	$—	$—
Net loss	—	—	—	(619)	(619)

Balance as of March 31, 2021 (unaudited)	—	$—	$—	$(619)	$(619)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31, 2022	For the Period from March 9, 2021 (Inception) through March 31, 2021
Cash flows from operating activities:
Net income (loss)	$5,028,624	$(619)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(5,800,000)	—
Interest earned on investments held in Trust Account	(20,880)	—
Changes in operating assets and liabilities:
Prepaid assets	183,481	—
Taxes payable	(10,274)	—
Accrued offering costs and expenses	286,849	619

Net cash used in operating activities	(332,200)	—

Net change in cash	(332,200)	—
Cash, beginning of the period	1,041,948	—

Cash, end of the period	$709,748	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2022
Note 1 — Organization, Business Operations
Direct Selling Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on March 9, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company may pursue an initial Business Combination target in any business or industry.
As of March 31, 2022, the Company had not commenced operations. All activity for the period from March 9, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below, and since the closing of the Public Offering, the search for a prospective initial Business Combination. The Company will not generate operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.
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
Risks and Uncertainties
Management is continuing to evaluate the impact of
the COVID-19 pandemic
on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Liquidity and Capital Resources
As of March 31, 2022, the Company had $709,748 in its operating bank account and working capital of $865,541.
In order to finance transaction costs in connection with a Business Combination or any extension of the deadline by which the Company must consummate its initial Business Combination or liquidate, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.
The Company will have only
15
months from the closing of the Public Offering (December 28, 2022) (or
18
months from the closing of the Public Offering if the Company extends the time to complete a Business Combination by depositing into the Trust Account for a three-month extension $
2,300,000
($
0.10
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
10-Q
and Article 10 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or for any future interim periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 28, 2022
.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $709,748 and $1,041,948 in cash and did not have any cash equivalents as of March 31, 2022 or December 31, 2021.
Investments Held in Trust Account
As of March 31, 2022 and December 31, 2021, the Company had $234.6 million in investments held in the Trust Account upon closing of the Public Offering including the proceeds of the sale of the Private Placement Warrants.

At March 31, 2022 investments held in the Trust Account include investments substantially held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). At December 31, 2021, investments held in Trust Account consist of United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities.”
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Deferred Offering Costs
Deferred offering costs consist of accounting and legal expenses incurred through the balance sheet date that are directly related to the Public Offering. Deferred offering costs were allocated to the separable financial instruments issued in the Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the Public Offering, offering costs associated with the Public Warrants and Private Placement Warrants were expensed. Offering costs associated with the Class A common stock were charged to the carrying value of the redeemable Class A common stock. Accordingly, on March 31, 2022, offering costs totaling $13,140,543 (consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $490,543 of other offering costs) were recognized, $505,566 of which was allocated to the Public Warrants and Private Placement Warrants and immediately expensed and $12,634,977 was allocated to redeemable Class A common stock, reducing the carrying amount of such shares reported in temporary equity.
Class A Common Stock Subject to Possible Redemption
As discussed in Note 3, all of the 23,000,000 shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Charter. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its Charter provides that currently the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its Charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. Accordingly, on March 31, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
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
Net Income (Loss) Per Common stock
The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 23,200,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per common stock for the three months ended March 31, 2022 and for the period from March 9, 2021 (inception) through March 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per common stock for each class of common stock.

	For the three months ended March 31, 2022		For the period from March 9, 2021 (inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock:
Numerator:
Allocation of net income (loss)	$4,022,899	$1,005,725	$—	$(619)
Denominator:
Weighted-average shares outstanding	23,000,000	5,750,000	—	—

Basic and diluted net income (loss) per common stock	$0.17	$0.17	$—	$—

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, other than the warrant liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value M
e
asurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature. As of March 31, 2022 and December 31, 2021, the Company reported warrants issued at the consummation of the Public Offering at their fair value.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
Warrants
The Company accounts for the 23,200,000 warrants issued in connection with the Public Offering and Private Placement Warrants in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. At March 31, 2022 and December 31, 2021, the Company recognized a warrant liability of $5,800,000 and $11,600,000, respectively, to present the Public Warrants and Private Placement Warrants at fair value. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets. Such warrant classification is also subject to re-evaluation at each reporting period.

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2022 and for the period from March 9, 2021 (inception) through March 31, 2021.
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
and accumulated deficit.
As of March 31, 2022 and December 31, 2021, the Class A common stock reflected on the balance sheets are reconciled in the following table:

Gross proceeds from the Public Offering	$234,600,000
Less:
Proceeds allocated to Public Warrants	(8,740,000)
Common stock issuance costs	(12,634,977)

Plus:
Accretion of carrying value to redemption value	21,374,977

Contingently redeemable common stock	$234,600,000

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
The initial stockholders, officers and directors have agreed not to transfer, assign or sell any founder shares held by them until the earlier to occur of: (1) one year after the completion of the initial Business Combination; or (2) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements the Sponsor with respect to any founder shares
(the “Lock-up”). Notwithstanding
the foregoing, if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day
period commencing at least 150 days after the initial Business Combination, the founder shares will be released from the lock-up.
Promissory Note — Related Party
The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans were non-interest bearing,
unsecured and due at the earlier of December 31, 2021 or the closing of the Public Offering. At March 31, 2022 and December 31, 2021, no amount was due on the promissory note.
Working Capital Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.
Administrative Service Fee
The Company has entered into an administrative services agreement on the effective date of the registration statement for the Public Offering pursuant to which the Company will pay of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred and accrued $30,000 in administrative service fees. For the period from March 9, 2021 (inception) through March 31, 2021, the Company did not incur any fees for these services.
Note 6 — Recurring Fair Value Measurements
Investment Held in Trust Account
At March 31, 2022 investments held in the Trust Account include investments substantially held in a money market fund. As of December 31, 2021, the investments in the Company’s Trust Account consisted of $898 in cash and $234,617,120 in U.S. Treasury securities. All of the U.S. Treasury securities matured on March 31, 2022. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.
“Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity (Level 1). The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2021 are as follows:

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
Cash	$898	$—	$—	$898
U.S. Treasury Securities	234,617,120	—	(9,623)	234,607,497

	$234,618,018	$—	$(9,623)	$234,608,395

Warrants
Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
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
Attorney Fees
At March 31, 2022, the company has incurred $237,531 in attorney fees. These fees are contingent on the consummation of a Business Combination
Note 8 — Stockholders’ Equity (Deficit)
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote
for each share. As of March 31, 2022 and December 31, 2021, there were no shares issued or outstanding excluding 23,000,000 shares of Class A common stock issued or outstanding that are subject to possible redemption.
Class B Common Stock
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “Direct Selling Acquisition Corp.,” “our,” “us” or “we” refer to Direct Selling Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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

Liquidity and Capital Resources
As of March 31, 2022, we had $709,748 in our operating bank account and working capital of $865,541.
In order to finance transaction costs in connection with a Business Combination or any extension of the deadline by which the Company must consummate its initial Business Combination or liquidate, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.
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
Off-Balance Sheet Arrangements
As of March 31, 2022, we did not have any off-balance sheet arrangements.
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
Results of Operations
As of March 31, 2022, we had not commenced any operations. All activity for the period from March 9, 2021 (inception) through March 31, 2022 relates to our formation and the Public Offering, and, since the closing of the Public Offering, a search for a Business Combination candidate. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had net income of $5,028,624, which consisted of $5,800,000 of a change in fair value of warrant liability, interest income earned on investments held in the Trust Account and the Company’s operating bank account amounting to $20,905, partially offset by operating costs amounting to $792,281.
For the period from March 9, 2021 (inception) to March 31, 2021, we had a net loss of $619, which consisted of formation costs.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
Administrative Services Agreement
Commencing on the date that our securities were first listed on the NYSE, we agreed to pay our Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the three months ended March 31, 2022, $30,000 was incurred for the administrative service fee.

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
Critical Accounting Policies and Estimates
Class A Common Stock Subject to Possible Redemption
We account for shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Net Income (Loss) Per Share of Common Stock
The Company has two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 23,200,000 potential shares of common stock for which outstanding warrants to purchase the Company’s shares are exercisable were excluded from diluted earnings per share for the three months ended March 31, 2021, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods.
Our condensed statements of operations applies the
two-class
method in calculating net income (loss) per share. Basic and diluted net income (loss) per share of Class A common stock and Class B common stock is calculated by dividing net income (loss) attributable to the Company plus any deemed dividends by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.
Warrant Liability
We evaluated the Public Warrants and Private Placement Warrants issued in the Public Offering in accordance with ASC
815-40,
“Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Public Warrants and Private Placement Warrants from being accounted for as components of equity. As the Public Warrants and Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, they are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the Public Offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule
12b-2
under the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with SEC rules and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In particular, on March 30, 2022, the SEC issued proposed rules relating to SPACs, which have, among other things, expanded disclosure requirements in business combination transactions and created uncertainty regarding the liability under the federal securities laws of various participants in SPAC transactions. These rules, if adopted, whether in the form proposed or in revised form, or the uncertainty caused by the rule proposal itself, may materially adversely affect our ability to engage financial and capital market advisors or negotiate and complete our initial Business Combination and may increase the costs and time related thereto.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 7, 2021, DSAC Partners LLC, our Sponsor, purchased an aggregate of 5,750,000 shares of our Class B common stock, in exchange for an aggregate capital contribution of $25,000 at an average purchase price of approximately $0.004 per share. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The number of founder shares outstanding was determined based on the expectation that the total size of this offering would be a maximum of 23,000,000 units if the underwriters’ over-allotment option is exercised in full and therefore that such founder shares would represent 20% of the outstanding shares after this offering.
DSAC Manager LLC is the manager of our Sponsor. Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our Sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of our Sponsor is to act as the company’s Sponsor in connection with the Public Offering. The limited liability company agreement of our Sponsor will provide that its membership interests may only be transferred to our officers or directors or other persons affiliated with our Sponsor, or in connection with estate planning transfers.
Simultaneously with the closing of the Public Offering, on September 28, 2021, we consummated the private placement (“Private Placement”) of 11,700,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $11.7 million.
No underwriting discounts or commissions were paid with respect to such sales.
Use of Proceeds
On September 23, 2021, our registration statement on Form
S-l
(File
No. 333-258997)
was declared effective by the SEC, and on September 28, 2021 we consummated our Public Offering of 23,000,000 Units, including the issuance of 3,000,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at an offering price to the public of $10.00 per Unit for an aggregate offering price of $230,000,000. Each Unit consisted of one share of Class A common stock and one-half
of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share.
A total of $234,600,000, comprised of $225,860,000 of the proceeds from the Public Offering (which amount includes the deferred underwriting fee of $8,050,000) and $8,740,000 of the proceeds of the sale of the Private Placement Warrants, was placed in the Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee. In addition, the underwriters agreed to defer approximately $8,050,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of the proceeds from the Public Offering and the sale of the Private Placement Warrants as described in our final prospectus dated September 23, 2021, which was filed with the SEC on September 27, 2021.

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

DIRECT SELLING ACQUISITION CORP.

Date: May 13, 2022	/s/ Dave Wentz
Dave Wentz
Chief Executive Officer