Form 10-Q
period 2022-06-30
Direct Selling Acquisition Corp.
filed 2022-08-12
CIK 1871745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 12, 2022, there were 23,000,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

DIRECT SELLING ACQUISITION CORP.
Form
10-Q
For the Quarter Ended June 30, 2022

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from March 9, 2021 (inception) through June 30, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from March 9, 2021 (inception) through June 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from March 9, 2021 (inception) through June 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II – Other Information	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Recent Sales of Unregistered Securities	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III—Signatures	22

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DIRECT SELLING ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$458,156	$1,041,948
Prepaid expenses	390,208	713,140

Total current assets	848,364	1,755,088
Investments held in Trust Account	234,955,901	234,618,018

Total Assets	$235,804,265	$236,373,106

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Liabilities:
Franchise taxes payable	$34,685	$60,274
Federal income taxes payable	28,218	—
Due to related party	667	667
Accrued offering costs and expenses	14,501	36,350

Total current liabilities	78,071	97,291
Other liabilitie s	284,067	—
Warrant liability	2,320,000	11,600,000
Deferred underwriters’ discount	8,050,000	8,050,000

Total Liabilities	10,732,138	19,747,291

Commitments and Contingencies (Note 7)
Redeemable Class A common stock subject to possible redemption, 23,000,000 shares at redemption value	234,663,680	234,600,000
Stockholders’ Deficit:
Preferred stock, $ 0.0001 par value; 1,000,000 shares authorized; no ne issued and outstanding	—	—
Class A common stock, $ 0.0001 par value; 380,000,000 shares authorized; no ne issued or outstanding (excluding 23,000,000 shares subject to redemption)	—	—
Class B common stock, $ 0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,592,128)	(17,974,760)

Total Stockholders’ Deficit	(9.591,553)	(17,974,185)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$235,804,265	$236,373,106

The accompanying notes are an integral part of these unaudited condensed financial st
atements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,	For the period from March 9, 2021 (inception) through June 30,
	2022	2021	2022	2021
Formation and operating costs	$351,290	$—	$1,143,571	$619

Loss from operations	$(351,290)	—	$(1,143,571)	$(619)
Other income
Bank interest income	193	—	218	—
Interest on Trust investments	317,003	—	337,883	—
Change in fair value of warrant liability	3,480,000	—	9,280,000	—

Total other income	3,797,196	—	9,618,101	—

Income before provision for income taxes	3,445,906	—	8,474,530	—
Provision for income taxes	(28,218)	—	(28,218)	—

Net Income (Loss)	$3,417,688	$—	$8,446,312	$(619)

Weighted average shares outstanding of Class A common stock	23,000,000	—	23,000,000	—

Basic and diluted net income per share, Class A common stock	$0.12	$—	$0.29	$—

Weighted average shares outstanding of Class B common stock	5,750,000	—	5,750,000	—

Basic and diluted net income per share, Class B common stock	$0.12	$—	$0.29	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Common stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of December 31, 2021	5,750,000	$575	$—	$(17,974,760)	$(17,974,185)
Net income	—	—	—	5,028,624	5,028,624
Balance as of March 31, 2022 (unaudited)	5,750,000	$575	$—	$(12,946,136)	$(12,945,561)
Accretion of carrying value to redemption value				(63,680)	(63,680)
Net income	—	—	—	3,417,688	3,417,688

Balance as of June 30, 2022 (unaudited)	5,750,000	$575	$—	$(9,592,128)	$(9,591,553)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 FOR THE PERIOD FROM MARCH 9, 2021 (INCEPTION) THROUGH
JUNE 30, 2021

	Class B Common stock		Additional	Accumulated	Total Stockholder’s
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance as of March 9, 2021 (inception)	—	$—	$—	$—	$—
Net loss	—	—	—	(619)	(619)
Balance as of March 31, 2021 (unaudited)	—	$—	$—	$(619)	$(619)
Class B common stock issued to Sponsor	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—

Balance as of June 30, 2021 (unaudited)	—	$575	$—	$(619)	$24,381

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,	For the Period from March 9, 2021 (Inception) through June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$8,446,312	$(619)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(9,280,000)	—
Interest earned on investments held in Trust Account	(337,883)	—
Changes in operating assets and liabilities:
Prepaid assets	322,932	—
Taxes payable	2,629	—
Accrued offering costs and expenses	262,218	619

Net cash used in operating activitie s	(583,792)	—

Cash flows from financing activities:

Proceeds from sale of common stock to initial stockholders	—	25,000

Net cash provided by financing activities	—	25,000

Net change in cash	(583,792)	25,000

Cash, beginning of the period	1,041,948	—

Cash, end of the period	$458,156	25,000

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs and expenses	—	105,000

Accretion of carrying value to redemption value	63,680	—

Deferred offering costs paid by sponsor under the promissory note	—	25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced operations. All activity for the period from March 9, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below, and since the closing of the Public Offering, the search for a prospective initial Business Combination. The Company will not generate operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s Sponsor is DSAC Partners LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Public Offering was declared effective on September 23, 2021 (the “Effective Date”). On September 28, 2021, the Company consummated its Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-half of one
redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each Public Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000 which is discussed in Note 3.
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
Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the conflict between Russia and Ukraine and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.
Liquidity and Capital Resources
As of June 30, 2022, the Company had $458,156 in its operating bank account and working capital of $833,196

(excluding income and Delaware franchise taxes payable).
In order to finance transaction costs in connection with a Business Combination or any extension of the deadline by which the Company must consummate its initial Business Combination or liquidate, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.
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
10-Q
and Article 10 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 28, 2022.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the repor
ted amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $458,156 and $1,041,948 in cash and did not have any cash equivalents as of June 30, 2022 or December 31, 2021.
Investments Held in Trust Account
At June 30, 2022 investments held in the Trust Account include investments substantially held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). At December 31, 2021, investments held in Trust Account consist of United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities.”
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Deferred Offering Costs
Deferred offering costs consist of accounting and legal expenses incurred through the balance sheet date that are directly related to the Public Offering. Deferred offering costs were allocated to the separable financial instruments issued in the Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the Public Offering, offering costs associated with the Public Warrants and Private Placement Warrants were expensed. Offering costs associated with the Class A common stock were charged to the carrying value of the redeemable Class A common stock. Accordingly, on June 30, 2022, offering costs totaling $13,140,543 (consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $490,543 of other offering costs) were recognized, $505,566 of which was allocated to the Public Warrants and Private Placement Warrants and immediately expensed and $12,634,977 was allocated to redeemable Class A common stock, reducing the carrying amount of such shares reported in temporary equity.

Class A Common Stock Subject to Possible Redemption
As discussed in Note 3, all of the 23,000,000 shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Charter. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its Charter provides that currently the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its Charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. Accordingly, on June 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
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
Net Income (Loss) Per Common Stock
The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 23,200,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per common stock for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from March 9, 2021 (inception) through June 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per common stock for each class of common stock.

	For the three months ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock:
Numerator:
Allocation of net income (loss)	$2,683,206	$670,802	$—	$—
Denominator:
Weighted-average shares outstanding	23,000,000	5,750,000	—	—
Basic and diluted net income per common stock	$0.12	$0.12	$—	$—

	For the six months ended June 30,		For the period from March 9, 2021 (inception) through June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock:
Numerator:
Allocation of net income (loss)	$6,706,106	$1,676,526	$—	$(619)
Denominator:
Weighted-average shares outstanding	23,000,000	5,750,000	—	—
Basic and diluted net income per common stock	$0.29	$0.29	$—	$—
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, other than the warrant liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature. As of June 30, 2022 and December 31, 2021, the Company reported warrants issued at the consummation of the Public Offering at their fair value.

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
Warrants
The Company accounts for the 23,200,000 warrants issued in connection with the Public Offering and Private Placement Warrants in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. At June 30, 2022 and December 31, 2021, the Company recognized a warrant liability of $2,320,000 and $
11,600,000
, respectively, to present the Public Warrants and Private Placement Warrants at fair value. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets. Such warrant classification is also subject to re-evaluation
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
ASC
740-270-25-2
requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC
740-270-30-5.
As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.
The Company’s
effective tax rate was 0.82% and de minimis for the three months ended June 30, 2022 and 2021, respectively, and 0.33% and de minimis for the six months ended June 30, 2022 and for the period from March 9, 2021(inception) through June 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets and the change in the fair value of the warrant liabilities.
While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC
740-270-25-3
which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2022.
The Company is taking the position that the deferred tax asset related to the unutilized net operating loss (“NOL”) should still be fully reserved. While interest rates have increased, the actual amount of interest income for tax purposes may differ significantly due to the timing of treasuries purchased, whether the Company invests in treasuries or potential unrealized interest income based on maturity. Additionally, the NOL utilization is limited to 80% so the approach and estimate used in the interim period is conservative in nature while reviewing the pertinent facts unique to the Company’s income tax situation.

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Recent Accounting Standards
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
and accumulated deficit.
As of June 30, 2022 and December 31, 2021, the Class A common stock reflected on the balance sheets are reconciled in the following table:

Gross proceeds from the Public Offering	$234,600,000
Less:
Proceeds allocated to Public Warrants	(8,740,000)
Common stock issuance costs	(12,634,977)

21,374,977
Contingently redeemable common stock at December 31, 2021	$234,600,000
Plus:
Accretion of carrying value to redemption value	63,680
Contingently redeemable common stock at June 30, 2022	$234,663,680

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
Promissory Note — Related Party
The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans were non-interest bearing,
unsecured and due at the earlier of December 31, 2021 or the closing of the Public Offering. At June 30, 2022 and December 31, 2021, no amount was due on the promissory note.
Working Capital Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.
Administrative Service Fee
The Company has entered into an administrative services agreement on the effective date of the registration statement for the Public Offering pursuant to which the Company will pay of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred and accrued $30,000 and $60,000 in administrative service fees. For the three months ended June 30, 2021 and for the period from March 9, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.
Note 6 — Recurring Fair Value Measurements
Investment Held in Trust Account
At June 30, 2022 investments held in the Trust Account include investments substantially held in a money market fund. As of December 31, 2021, the investments in the Company’s Trust Account consisted of $898 in cash and $234,617,120 in U.S. Treasury securities. All of the U.S.

Treasury securities matured on
March
 3
1
, 2022. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.”
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three and six months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity (Level 1). The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2021, are as follows:

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
Attorney Fees
At June 30, 2022, the company has incurred $46,546
in attorney fees and reported in formation and operating costs on the condensed statement of operations. These fees are contingent on the consummation of a Business Combination
Note 8 — Stockholders’ Equity (Deficit)
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock
The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were no shares issued or outstanding excluding 23,000,000 shares of Class A common stock issued or outstanding that are subject to possible redemption.
Class B Common Stock
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.
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
Liquidity and Capital Resources
As of June 30, 2022, we had $458,156 in our operating bank account and working capital of $833,196 (excluding income and Delaware franchise taxes).
In order to finance transaction costs in connection with a Business Combination or any extension of the deadline by which the Company must consummate its initial Business Combination or liquidate, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.
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
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
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
Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the conflict between Russia and Ukraine and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.
Results of Operations
As of June 30, 2022, we had not commenced any operations. All activity for the period from March 9, 2021 (inception) through June 30, 2022 relates to our formation and the Public Offering, and, since the closing of the Public Offering, a search for a Business Combination candidate. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had net income of $3,417,688, which consisted of $3,480,000 of a change in fair value of warrant liability, interest income earned on investments held in the Trust Account of $317,003 and the Company’s operating bank interest income of $193, partially offset by operating costs amounting to $351,290 and provision for income tax of $28,218.
For the six months ended June 30, 2022, we had net income of $8,446,312, which consisted of $9,280,000 of a change in fair value of warrant liability, interest income earned on investments held in the Trust Account of $337,883 and the Company’s operating bank interest income of $218, partially offset by operating costs amounting to $1,143,571 and provision for income tax of $28,218.
For the three months and period from March 9, 2021 (inception) to June 30, 2021, we had a net loss of $619, which consisted of formation costs.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
Administrative Services Agreement
Commencing on the date that our securities were first listed on the NYSE, we agreed to pay our Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the three and six months ended June 30, 2022, $30,000 and $60,000, respectively, was incurred for the administrative service fee.
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
Critical Accounting Policies and Estimates
Class A Common Stock Subject to Possible Redemption
We account for shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
Net Income (Loss) Per Share of Common Stock
The Company has two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 23,200,000 potential shares of common stock for which outstanding warrants to purchase the Company’s shares are exercisable were excluded from diluted earnings per share of common stock for the three and six months ended June 30, 2022, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods.
Our condensed statements of operations apply the
two-class
method in calculating net income (loss) per share. Basic and diluted net income (loss) per share of Class A common stock and Class B common stock is calculated by dividing net income (loss) attributable to the Company plus any deemed dividends by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.
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

Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC on March 28, 2022, as supplemented by our Quarterly Report on Form
10-Q
for the three months ended March 31, 2022 filed with the SEC on May 13, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
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

PART III. SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT SELLING ACQUISITION CORP.

Date: August 12, 2022	/s/ Dave Wentz
Dave Wentz
Chief Executive Officer