Form 10-Q
period 2022-09-30
Direct Selling Acquisition Corp.
filed 2022-11-14
CIK 1871745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
(214)380-6020
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
of the Exchange Act).    Yes  ☒    No  ☐
As of Novemb
er 14, 2
022, there were 23,000,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

DIRECT SELLING ACQUISITION CORP.

Form 10-Q For the Quarter Ended September 30, 2022

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 9, 2021 (inception) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 9, 2021 (inception) through September 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 9, 2021 (inception) through September 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	16
Item 4. Controls and Procedures	16
Part II – Other Information	17
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Recent Sales of Unregistered Securities	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	17
Part III—Signatures	19

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DIRECT SELLING ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$721,369	$1,041,948
Prepaid expenses	186,887	713,140

Total current assets	908,256	1,755,088

Investments held in Trust Account	235,719,730	234,618,018

Total Assets	$236,627,986	$236,373,106

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Liabilities:
Franchise taxes payable	$52,027	$60,274
Federal income taxes payable	240,255	—
Due to related party	30,667	667
Accrued offering costs and expenses	51,100	36,350

Total current liabilities	374,049	97,291

Other liabilities	395,829	—
Warrant liability	1,392,000	11,600,000
Deferred underwriters’ discount	8,050,000	8,050,000

Total Liabilities	10,211,878	19,747,291

Commitments and Contingencies (Note 7)
Redeemable Class A common stock subject to possible redemption, 23,000,000 shares at redemption value	235,460,040	234,600,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,044,507)	(17,974,760)

Total Stockholders’ Deficit	(9,043,932)	(17,974,185)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$236,627,986	$236,373,106

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,	For the period from March 9, 2021 (inception) through September 30,
	2022	2021	2022	2021
Formation and operating costs	$431,682	$160,580	$1,575,253	$161,199

Loss from operations	(431,682)	(160,580)	(1,575,253)	(161,199)

Other income (expense):
Offering expenses related to warrants	—	(505,566)	—	(505,566)
Bank interest income	1,303	—	1,521	—
Interest earned on investments held in Trust Account	1,058,397	193	1,396,280	193
Change in fair value of warrant liability	928,000	—	10,208,000	—

Total other income (expense), net	1,987,700	(505,373)	11,605,801	(505,373)

Income (loss) before provision for income taxes	1,556,018	(665,953)	10,030,548	(666,572)
Provision for income taxes	(212,037)	—	(240,255)	—

Net income (loss)	$1,343,981	$(665,953)	$9,790,293	$(666,572)

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000	23,000,000	23,000,000

Basic and diluted net income (loss) per share, Class A common stock	$0.05	$(0.93)	$0.35	$(0.93)

Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Class B common stock	$0.02	$(0.93)	$0.31	$(0.93)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2021	5,750,000	$575	$—	$(17,974,760)	$(17,974,185)
Net income	—	—	—	5,028,624	5,028,624

Balance as of March 31, 2022 (unaudited)	5,750,000	$575	$—	$(12,946,136)	$(12,945,561)
Accretion of carrying value to redemption value	—	—	—	(63,680)	(63,680)
Net income	—	—	—	3,417,688	3,417,688

Balance as of June 30, 2022 (unaudited)	5,750,000	$575	$—	$(9,592,128)	$(9,591,553)
Accretion of carrying value to redemption value	—	—	—	(796,360)	(796,360)
Net income	—	—	—	1,343,981	1,343,981

Balance as of September 30, 2022 (unaudited)	5,750,000	$575	$—	$(9,044,507)	$(9,043,932)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM MARCH 9, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 9, 2021 (inception)	—	$—	$—	$—	$—
Net loss	—	—	—	—	—

Balance as of March 31, 2021	—	—	—	—	—
Class B common stock issued to Sponsor	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(619)	(619)

Balance as of June 30, 2021	5,750,000	575	24,425	(619)	24,831
Sale of 11,700,000 Private Placement Warrants	—	—	11,700,000	—	11,700,000
Deemed dividend to Class A stockholders to provide for the additional $0.20 per share of funding to the Trust Account	—	—	—	(4,600,000)	(4,600,000)
Initial classification of warrant liability- Private Placement Warrants	—	—	(8,892,000)	—	(8,892,000)
Deemed dividend to Class A stockholders to state the Trust Account at redemption value	—	—	(2,832,425)	(18,542,552)	(21,374,977)
Net loss	—	—	—	(665,953)	(665,953)

Balance as of September 30, 2021	5,750,000	$575	$—	$(23,809,124)	$(23,808,549)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,	For the period from March 9, 2021 (inception) through September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$9,790,293	$(666,572)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Offering costs allocated to warrants	—	505,566
Change in fair value of warrant liability	(10,208,000)	—
Interest earned on investments held in Trust Account	(1,396,280)	(193)
Changes in current assets and liabilities:
Prepaid assets	526,253	(915,147)
Other liabilities	395,829	—
Taxes payable	232,008	112,329
Due to related party	30,000	667
Accrued offering costs and expenses	14,750	40,619

Net cash used in operating activities	(615,147)	(922,731)

Cash flows from investing activities:
Principal deposited in Trust Account	—	(234,600,000)
Cash withdrawal from Trust Account to pay taxes	294,568	—

Net cash provided by (used in) investing activities	294,568	(234,600,000)

Cash flows from financing activities:
Proceeds from Private Placement Warrants	—	11,700,000
Proceeds from Public Offering, net of costs	—	225,400,000
Proceed s from sale of Class B common stock	—	25,000
Proceeds from issuance of promissory note to related party	—	110,000
Payment of deferred offering costs	—	(490,543)
Repayment of promissory note to related party	—	(110,000)

Net cash provided by financing activities	—	236,634,457

Net change in cash	(320,579)	1,111,726
Cash, beginning of the period	1,041,948	—

Cash, end of the period	$721,369	$1,111,726

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions payable charged to additional paid in capital	$—	$8,050,000

Class A common stock subject to possible redemption	$—	$213,225,023

Accretion of carrying value to redemption value	$860,040	$21,374,977

Initial classification of warrant liability	$—	$17,632,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced operations. All activity for the period from March 9, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below, and since the closing of the Public Offering, the search for a prospective initial Business Combination. The Company will not generate operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.
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

Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Liquidity and Capital Resources
As of September 30, 2022, the Company had $721,369 in its operating bank account and working capital of $826,489 (excluding income and Delaware franchise taxes payable).
In order to finance transaction costs in connection with a Business Combination or any extension of the deadline by which the Company must consummate its initial Business Combination or liquidate, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.
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
and Article 10 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $721,369 and $1,041,948 in cash and did not have any cash equivalents as of September 30, 2022 or December 31, 2021.

Investments Held in Trust Account
At
September 30, 2022,
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Deferred Offering Costs
Deferred offering costs consist of accounting and legal expenses incurred through the balance sheet date that are directly related to the Public Offering. Deferred offering costs were allocated to the separable financial instruments issued in the Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the Public Offering, offering costs associated with the Public Warrants and Private Placement Warrants were expensed. Offering costs associated with the Class A common stock were charged to the carrying value of the redeemable Class A common stock. Accordingly, on September 30, 2022, offering costs totaling $13,140,543 (consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $490,543 of other offering costs) were recognized, $505,566 of which was allocated to the Public Warrants and Private Placement Warrants and immediately expensed and $12,634,977 was allocated to redeemable Class A common stock, reducing the carrying amount of such shares reported in temporary equity.
Class A Common Stock Subject to Possible Redemption
As discussed in Note 3, all of the 23,000,000 shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Charter. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its Charter provides that currently the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its Charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. Accordingly, on September 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($10.20 per share) at the end of each reporting period. Such changes are reflected in additional paid-in capital,
or in the absence of additional capital, in accumulated deficit.
Net Income (Loss) Per Common Stock
The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 23,200,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per common stock for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 9, 2021 (inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per common stock for each class of common stock.

	For the three months ended September 30, 2022	For the three months ended September 30, 2021
Net income (loss)	$1,343,981	$(665,953)
Accretion of temporary equity to redemption value	(796,360)	—

Net income (loss) including accretion of temporary equity to redemption value	$547,621	$(665,953)

	For the nine months ended September 30, 2022	For the period from March 9 , 2021 (inception) to September 30, 2021
Net income (loss)	$9,790,293	$(666,572)
Accretion of temporary equity to redemption value	(860,040)	—

Net income (loss) including accretion of temporary equity to redemption value	$8,930,253	$(666,572)

	Three Months Ended September 30,				Nine Months Ended September 30, 2022		For the period from March 9, 2021 (inception) through September 30, 2021
	2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$438,097	$109,524	$(21,312,744)	$(5,328,186)	$7,144,202	$1,786,051	$(21,313,239)	$(5,328,310)
Deemed dividend for accretion of temporary equity to redemption value	796,360	—	—	—	860,040	—	—	—

Allocation of net income (loss)	$1,234,457	$109,524	$(21,312,744)	$(5,328,186)	$8,004,242	$1,786,051	$(21,313,239)	$(5,328,310)

Denominator:
Weighted-average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income (loss) per common stock	$0.05	$0.02	$(0.93)	$(0.93)	$0.35	$0.31	$(0.93)	$(0.93)

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, other than the warrant liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature. As of September 30, 2022 and December 31, 2021, the Company reported warrants issued at the consummation of the Public Offering at their fair value.
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
Warrants
The Company accounts for the 23,200,000 warrants issued in connection with the Public Offering and Private Placement Warrants in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. At September 30, 2022 and December 31, 2021, the Company recognized a warrant liability of $1,320,000 and $11,600,000, respectively, to present the Public Warrants and Private Placement Warrants at fair value. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets. Such warrant classification is also subject to re-evaluation
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
740-270-30-5
.
As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was
16.67
% and de minimis for the three months ended September 30, 2022 and 2021, respectively, and
2.47
% and de minimis for the nine months ended September 30, 2022 and for the period from March 9, 2021(inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of
21
% for the three and nine months ended September 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets and the change in the fair value of the warrant liabilities.
While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC
740-270-25-3
which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
and accumulated deficit.
As of September 30, 2022 and December 31, 2021, the Class A common stock reflected on the balance sheets are reconciled in the following table:

Gross proceeds from the Public Offering	$234,600,000
Less:
Proceeds allocated to Public Warrants	(8,740,000)
Common stock issuance costs	(12,634,977)
21,374,977
Contingently redeemable common stock at December 31, 2021	$234,600,000
Plus:
Accretion of carrying value to redemption value	860,040
Contingently redeemable common stock at September 30, 2022	$235,460,040
Public Warrants
Each whole Public Warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of Public Warrants for Cash” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Public Warrants will expire at 5:00 p.m., New York City time on the warrant expiration date, which is five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any Public Warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.
The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying the Company’s obligations described below with respect to registration. No Public Warrant will be exercisable and the Company will not be obligated to issue a share of Class A common stock upon exercise of a Public Warrant unless the share of Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of such
Public Warrant. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Public Warrant, the holder of such Public Warrant will not be entitled to exercise such Public Warrant and such Public Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Public Warrant. In the event that a registration statement is not effective for the exercised Public Warrants, the purchaser of a Unit containing such Public
W
arrant will have paid the full purchase price for the Unit solely for the share of Class A common stock underlying such Unit.
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
Note 4 — Private Placement
Simultaneously with the closing of the Public Offering, the Company’s Sponsor has purchased an aggregate of 11,700,000 Private Placement Warrants, each exercisable to purchase one Class A common stock at $11.50 per share, at a price of $1.00 per warrant, or $11,700,000 in the aggregate. The Private Placement Warrants are identical to the warrants included as part of the Units sold in the Public Offering, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the shares of Class A
c
ommon
s
tock issuable upon exercise of the warrants), subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised on a cashless basis and (iv) are entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
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

Promissory Note — Related Party
The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans were non-interest bearing,
unsecured and due at the earlier of December 31, 2021 or the closing of the Public Offering. At September 30, 2022 and December 31, 2021, no amount was due on the promissory note.
Working Capital Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.
Administrative Service Fee
The Company has entered into an administrative services agreement on the effective date of the registration statement for the Public Offering pursuant to which the Company will pay of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in administrative service fees, respectively, of which $30,667 was included in due to related party as of September 30, 2022. For the three months ended September 30, 2021 and for the period from March 9, 2021 (inception) through September 30, 2021, the Company incurred $667 in administrative service fees, of which $667 was included in due to related party as of September 30, 2021.
Note 6 — Recurring Fair Value Measurements
Investment Held in Trust Account
At September 30, 2022 investments held in the Trust Account include investments substantially held in a money market fund. As of December 31, 2021, the investments in the Company’s Trust Account consisted of $898 in cash and $234,617,120 in U.S. Treasury securities. All of the U.S.
Treasury securities matured on March 31, 2022. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.”
Held-to-maturity
treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three and nine months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity (Level 1). The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2021, are as follows:

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
Attorney Fees
At September 30, 2022, the company has incurred $395,829 in attorney fees and reported in formation and operating costs on the condensed statement of operations and as other liabilities on the condensed balance sheet.
These fees are contingent on the consummation of a Business Combination
.
Note 8 — Stockholders’ Equity (Deficit)
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were no shares issued or outstanding excluding 23,000,000 shares of Class A common stock issued or outstanding that are subject to possible redemption.
Class B Common Stock
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.
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

Liquidity and Capital Resources

As of September 30, 2022, we had $721,369 in our operating bank account and working capital of $826,489 (excluding income and Delaware franchise taxes).

In order to finance transaction costs in connection with a Business Combination or any extension of the deadline by which the Company must consummate its initial Business Combination or liquidate, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Results of Operations

As of September 30, 2022, we had not commenced any operations. All activity for the period from March 9, 2021 (inception) through September 30, 2022 relates to our formation and the Public Offering, and, since the closing of the Public Offering, a search for a Business Combination candidate. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $1,343,981, which consisted of $928,000 of a change in fair value of warrant liability, interest income earned on investments held in the Trust Account of $1,058,397 and the Company’s operating bank interest income of $1,303, partially offset by operating costs amounting to $431,682 and provision for income tax of $212,037.

For the nine months ended September 30, 2022, we had net income of $9,790,293, which consisted of $10,208,000 of a change in fair value of warrant liability, interest income earned on investments held in the Trust Account of $1,396,280 and the Company’s operating bank interest income of $1,521, partially offset by operating costs amounting to $1,575,253 and provision for income tax of $240,255.

For the three months ended September 30, 2021, we had a net loss of $665,953 which consisted of formation and operating costs amounting to $160,580 and $505,566 of offering expenses related to warrants offset by interest income earned on cash held in trust account amounting to $193.

For the period from March 9, 2021 (inception) to September 30, 2021, we had a net loss of approximately $666,572, which consisted of formation and operating costs amounting to $161,199 and $505,566 of offering expenses related to warrants offset by interest income earned on cash held in trust account amounting to $193.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NYSE, we agreed to pay our Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the three and nine months ended September 30, 2022, $30,000 and $90,000, respectively, was incurred for the administrative service fee.

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

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our audited financial statements have been prepared in accordance with GAAP. Certain of our accounting policies require that the Company’s management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, the Company’s management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b)under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2022, as supplemented by our Quarterly Reports on Form 10-Q for the three months ended March 31, 2022 and June 30, 2022, filed with the SEC on May 13, 2022 and August 12, 2022, respectively. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial Business Combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial Business Combination and liquidate.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that may not complete its initial business combination within 24 months after such date. If we do not enter into a definitive initial business combination agreement within 18 months after the effective date of our IPO Registration Statement and do not complete our initial Business Combination within 24 months of such date (subject to the approval of an extension by our stockholders), it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the date that is 24 months after the effective date of the IPO Registration Statement (subject to the approval of an extension by our stockholders), instruct the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of an initial Business Combination or liquidation of the Company. Following such liquidation of the securities held in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the date that is 24 months after the effective date of the IPO Registration Statement (subject to the approval of an extension by our stockholders), we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the date that is 24 months after the effective date of the IPO Registration Statement (subject to the approval of an extension by our stockholders), the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the date that is 24 months after the effective date of the IPO Registration Statement (subject to the approval of an extension by our stockholders), and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company.

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

DIRECT SELLING ACQUISITION CORP.

Date: November 14, 2022	/s/ Dave Wentz
Dave Wentz
Chief Executive Officer