Form 10-K
period 2022-12-31
Direct Selling Acquisition Corp.
filed 2023-03-31
CIK 1871745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-
K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM [•] TO [•]
COMMISSION FILE NUMBER001-
40831

DIRECT SELLING ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-3676785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5800 Democracy Drive Plano, TX	75024
(Address of principal executive offices)	(Zip Code)
(214)380-6020
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	DSAQ.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	DSAQ	The New York Stock Exchange
Redeemable warrants, each warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	DSAQ.W	OTC
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
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule12b-2of
the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report.  ☐
If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Act).    Yes  ☒    No  ☐
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock, $0.0001 par value per share, on such date, as reported on the New York Stock Exchange was approximately $230,460,000.
As of March 27, 2023, the Registrant had 5,595,494 shares of its Class A common stock, $0.0001 par value per share, and 5,750,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we consider immaterial or which are unknown. It is not possible to identify all such risks. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

•

The requirement that we complete our initial business combination by the Termination Date (as defined herein) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•

Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our sponsor after the consummation of our initial public offering and such interests may potentially conflict with those of our public stockholders as we evaluate and decide whether to recommend a potential business combination to our public stockholders.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent increases in inflation, coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•

We may not be able to complete our initial business combination by the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

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

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

•

We may be subject to the 1% excise tax included in the Inflation Reduction Act of 2022, which may decrease the value of our securities following our initial business combination and hinder our ability to consummate an initial business combination.

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

The Private Placement Warrants are identical to the Warrants sold in the Public Offering, except that the Private Placement Warrants, so long as they are held by our sponsor or its permitted transferees, (i) are not redeemable by the us, (ii) may not (including the shares of Class A common stock issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. If the Private Placement Warrants are held by holders other than our sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us. If the Company does not consummate its initial business combination by the Termination Date, the Private Placement Warrants will expire worthless.

Upon the closing of the Public Offering and the Private Placement, $234,600,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). We are not permitted to withdraw any of the principal or interest held in the Trust Account, except for the withdrawal of interest to pay our taxes and up to $100,000 of interests to pay dissolution expenses, as applicable, if any, until the earliest of (i) the completion of our initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination by the Termination Date, subject to applicable law, and (iii) the redemption of our public shares properly submitted in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (“Charter”) to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated our initial business combination by the Termination Date or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. The proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

On March 17, 2023, we announced that we entered into a non-binding letter of intent (“LOI”) for a potential business combination with a private company in the urban mobility sector. No assurances can be made that we will successfully negotiate and enter into a definitive agreement for a business combination or that we will be successful in completing the business combination.

On March 24, 2023, we held a special meeting of stockholders (the “Extension Meeting”) to, in part, amend our amended and restated certificate of association to extend the date by which we have to consummate a business combination (the “Termination Date”) from March 28, 2023 (the “Original Termination Date”) to June 28, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Charter Extension Date, by resolution of our board of directors (the “Board”), if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2024 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a business combination shall have occurred prior thereto (the “Extension Amendment Proposal”). For each monthly extension of the Charter Extension Date we will deposit $160,000 into the Trust Account. In connection with that vote, the holders of 17,404,506 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.48 per share, for an aggregate redemption amount of approximately $182,460,110. After the satisfaction of such redemptions, the balance in our trust account was approximately $58,660,352 (including interest not previously released to the Company but net of expected franchise and income taxes payable).

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

•

International Expansion: The United States is the largest direct selling market in the world. However, there also are significant opportunities around the world. A properly executed international expansion program can be capital-intensive, but also provides a relatively quick return on investment.

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

•

Product Line Expansion: The independent sales forces and customer bases of direct selling companies represent a captive, engaged audience numbering, in the case of the majority of our target universe, in the hundreds of thousands, if not millions. These companies serve as a compelling platform for the introduction of new products and new product categories to that captive audience. We believe a significant opportunity exists to introduce new products to the existing channel through the acquisition of existing direct to consumer (“DTC”) brands and/or proprietary intellectual property. Our team also possesses the expertise, know-how and relationships to expand a target’s current offerings through the development of additional products and/or product categories to supplement the target’s current offerings.

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

1.)

Minimum five-year operating history: We seek target companies that have established themselves as long-term growth companies. These companies possess proven staying power and distributor and customer loyalty.

2.)

Diversified, differentiated and consumable product offerings: We seek target companies with diversified and proprietary product offerings. The majority of our target companies offer products in the health and wellness, nutrition, weight loss, skin care, personal care and beauty categories, where supplies must be replenished on a regular basis.

3.)

Product-driven and customer-focused: We will target companies that are product-driven and customer-focused, as opposed to opportunity-driven and focused. We seek companies offering competitively priced products, with a clear value proposition and a high customer to distributor ratio.

4.)

Scale and profitability: We are targeting companies with the scale and profitability necessary to perform at a high level in the public markets, which we define as having a minimum of $300 million in trailing twelve month (“TTM”) revenue and a minimum of $50 million in TTM EBITDA.

5.)

Digital focus and/or opportunity: We seek companies with the either proven or evident ability to grow their business virtually, effective social selling tools or strategies or the clear path to their development and virtually demonstrable products.

6.)

Clear expansion and growth opportunities: Target companies should present a clear path to growth in one or more of three key areas, including international expansion, product line expansion or through the utilization of additional technologies.

7.)

Desirable demographics: We seek companies with a desirable demographic profile, or the clear ability to attract desirable demographics, including those in the 25-45 age bracket with a high millennial concentration.

8.)	Complementary to the skill set and abilities of our team: We seek target companies where we believe the skills, experience and relationships of our team can provide synergistic value.

9.)

Attractive valuation: Targets should be valued attractively relative to their existing financial metrics and potential for operational improvement and offer an attractive potential return for our stockholders.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or advisors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), or from an independent accounting firm, that our initial business combination is fair to our company from a financial point of view.

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

Resources and Competition

Our Charter provides that we will have only until the Termination Date to complete our initial business combination. If we are unable to complete our initial business combination by the Termination Date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Additionally, the number of special purpose acquisition companies looking for business combination targets has increased compared to recent years and many of these special purpose acquisition companies are sponsored by entities or persons that have significant experience with completing business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 5800 Democracy Drive, Plano, Texas 75024 or by telephone at (214)380-6020.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

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

DSAC’s sponsor is DSAC Partners LLC, a Delaware limited liability company. Our sponsor currently owns 5,750,000 shares of Common Stock and 11,700,000 private placement warrants of DSAC. DSAC Manager LLC is the manager of our sponsor. Dave Wentz is the sole member of DSAC Manager LLC and has voting and investment discretion with the Common Stock held of record by our sponsor. Mr. Wentz disclaims any beneficial ownership of the shares held by our sponsor, except to the extent of his pecuniary interest therein . In December 2022, an affiliate of Antara Capital LP (“Antara”) acquired a majority economic, non-voting interest in our sponsor. Antara was founded by Himanshu Gulati in 2018 and invests across a wide variety of financial instruments, including loans, bonds, convertible bonds, stressed/distressed credit and special situation equity investments.

Our sponsor would likely to be considered by Committee on Foreign Investment in the United States (“CFIUS”) to be “controlled” (as defined in 31 CFR 800.208) by a foreign person, such that our sponsor’s involvement in our initial business combination would likely be a “covered transaction” (as defined in 31 CFR800.213). In addition, it is possible that non-U.S. persons could be involved in our initial business combination, which may increase the risk that our initial business combination becomes subject to regulatory review, including review by the CFIUS, and that restrictions, limitations or conditions will be imposed by CFIUS. If our initial business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with an initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing an initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose our sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, an initial business combination post-closing.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete an initial business combination because the transaction is still under review or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive their pro rate portion of the funds in the Trust Account that are available for distribution to public stockholders. This would cause public stockholders to lose the investment opportunity in a target company and the chance of realizing future gains on their investment through any price appreciation in the combined company.

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

As of the date of this Report, our initial stockholders currently own an aggregate of 5,750,000 Class B common stock, which represented approximately 20% of our outstanding common stock upon the closing of our initial public offering. On March 24, 2023, we held an Extension Meeting to, in part, amend our charter to extend our Termination Date from the Original Termination Date to the Charter Extension Date and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Charter Extension Date, by resolution of our Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2024 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a business combination shall have occurred prior thereto. For each monthly extension of the Charter Extension Date we will deposit $160,000 into the Trust Account. In connection with that vote, the holders of 17,404,506 Class A common stock of the Company properly exercised their right to redeem their shares. Accordingly, our initial stockholders currently own approximately 50.7% of our outstanding common stock.

Our initial stockholders and management team also may from time to time purchase shares of Class A common stock prior to our initial business combination. Our Charter provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the Founder Shares. As a result, in addition to our initial stockholders’ Founder Shares, we could need none (assuming only the minimum number shares of Common Stock representing a quorum are voted) of our currently outstanding public shares sold in the Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

The requirement that we complete our initial business combination by the Termination Date may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by the Termination Date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent increases in inflation, COVID-19 pandemic and the status of debt and equity markets.

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

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Should the COVID-19 pandemic, or any future pandemic, epidemic, or similar public health threat, and any associated supply chain disruption, labor market impact, recession, or depression continue for a prolonged period, these risks could be exacerbated, causing further impact on our business and search and consummation of our initial business combination.

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

We may not be able to complete our initial business combination by the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by the Termination Date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic and the rising interest rates could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and the rising interest rates may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period or during any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our Charter (an “Extension Period”), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Since the net proceeds of the Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of the Public Offering and the sale of the Private Placement Warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, the rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with out completion of an initial business combination.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination by the Termination Date, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of special purposes acquisition companies looking for business combination targets has increased compared to recent years and many of these special purposes acquisition companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination by the Termination Date, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of the Public Offering not being held in the Trust Account are insufficient to allow us to operate until the Termination Date, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the Public Offering, only $1,900,000 was initially available to us outside of the Trust Account to fund our working capital requirements. We believe that funds available to us outside of the Trust Account will be sufficient to allow us to operate until the Termination Date; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Our sponsor has loaned us $2,780,000 as of March 27, 2023 through our issuance of a promissory note (the “Original Note”) to the sponsor in the principal amount of $2,300,000 on December 28, 2022 and our issuance of a promissory note (the “Second Note”) to the sponsor in the principal amount of $480,000 on March 27, 2023. The Original Note was issued in connection with extending our Termination Date from December 28, 2022 to March 28, 2023 and the Second Note was issued in connection with extending our Termination Date from March 28, 2023 to June 28, 2023.

Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

We do not believe that our principal activities subject us to the Investment Company Act. To this end, prior to the 24-month anniversary of the closing of our IPO, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2 (a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2 a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is a holding place for funds pending the earliest to occur of either (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our Charter to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date; and (iii) absent an initial business combination by the Termination Date or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

Under the Delaware General Corporation Law (“DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Termination Date may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the Termination Date in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Termination Date is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity.

As a result, included on our balance sheets as of December 31, 2022 and 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value or earnings may have an adverse effect on the market price of our securities.

We may only be able to complete one business combination with the proceeds of the Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Public Offering and sale of the Private Placement Warrants provided us with $226,550,000 that we may use to complete our initial business combination (after taking into account $8,050,000 of deferred underwriting commissions being held in the Trust Account). On March 24, 2023, we held an Extension Meeting to, in part, amend our charter to extend our Termination Date from the Original Termination Date to the Charter Extension Date and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Charter Extension Date, by resolution of our Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2024 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a business combination shall have occurred prior thereto. For each monthly extension of the Charter Extension Date we will deposit $160,000 into the Trust Account. In connection with that vote, the holders of 17,404,506 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.48 per share, for an aggregate redemption amount of approximately $182,460,110. After the satisfaction of such redemptions, the balance in our trust account was approximately $58,660,352 (including interest not previously released to the Company but net of expected franchise and income taxes payable).

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Charter requires the approval of holders of 65% of our common stock, and amending our warrant agreement requires a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, our Charter requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Charter to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by the Termination Date or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through the registration statement relating to the Public Offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our Charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our Charter provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our Charter may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 50.7% of our common stock, may participate in any vote to amend our Charter and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Charter which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our Charter.

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to written agreements with us, that they will not propose any amendment to our Charter to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

As of the date of this Report, our initial stockholders currently own an aggregate of 5,750,000 Class B common stock, which represented approximately 20% of our outstanding common stock upon the closing of our initial public offering. On March 24, 2023, we held an Extension Meeting to, in part, amend our charter to extend our Termination Date from the Original Termination Date to the Charter Extension Date and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Charter Extension Date, by resolution of our Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2024 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a business combination shall have occurred prior thereto. For each monthly extension of the Charter Extension Date we will deposit $160,000 into the Trust Account. In connection with that vote, the holders of 17,404,506 Class A common stock of the Company properly exercised their right to redeem their shares. Accordingly, our initial stockholders currently own approximately 50.7% of our outstanding common stock.

Therefore, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our stockholders do not support, including amendments to our Charter. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting of stockholders, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

In recent years, the number of special purpose acquisition companies has increased substantially. A number of potential targets for special purpose acquisition companies have already been acquired, and there are still many special purpose acquisition companies pursuing an initial business combination. As a result, fewer attractive targets may be available to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for targets may increase and, as a result, the terms of business combination transactions with available targets could become less favorable to us. Attractive transactions could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to us.

Our management team and our sponsor may make a profit on any initial business combination, even if any public stockholders who did not redeem their shares would experience a loss on that business combination. As a result, the economic interests of our management team and our sponsor may not fully align with the economic interests of public stockholders.

Like most special purpose acquisition companies (“SPACs”), our structure may not fully align the economic interests of our sponsor and those persons, including our officers and directors, who have interests in our sponsor with the economic interests of our public stockholders. Upon the closing of the Public Offering, our sponsor invested an aggregate of $11,725,000, comprised of the $25,000 purchase price for the Founder Shares and the $11,700,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 5,750,000 Founder Shares would have an aggregate implied value of $50,750,000. Even if the trading price of our Class A common stock was as low as $2.04, and the Private Placement Warrants were worthless, the value of the Founder Shares would be equal to the sponsor’s initial investment in us. As a result, so long as we complete an initial business combination, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares lose significant value.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrantholder to recognize taxable income in the jurisdiction in which the shareholder or warrantholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any such cash distributions to shareholders or warrantholders to pay such taxes. Shareholders or warrantholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

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

Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our sponsor after the consummation of our initial public offering and such interests may potentially conflict with those of our public stockholders as we evaluate and decide whether to recommend a potential business combination to our public stockholders.

Certain of our officers and directors may own membership interests in our sponsor and indirect interests in our Class B common stock and private placement warrants which may result in interests that differ from the economic interests of the investors in our initial public offering, which includes making a determination of whether a particular target business is an appropriate business with which to effectuate our initial business combination. There may be a potential conflict of interest between our officers and directors that hold membership interests in our sponsor and our public stockholders that may not be resolved in favor of our public stockholders.

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

On June 7, 2021, our sponsor paid an aggregate of $25,000 to purchase 5,750,000 Founder Shares, or approximately $0.004 per share. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the number of Founder Shares issued. The number of Founder Shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 23,000,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the Public Offering. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 11,700,000 Private Placement Warrants, each exercisable for one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $11,700,000, or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute the Termination Date nears.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our Charter to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within the Termination Date, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by the Termination Date is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond the Termination Date before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units and Class A common stock are listed on the NYSE. Although following the Public Offering, we meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that units and Class A common stock will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing units and Class A common stock on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, following our Public Offering, we must maintain a minimum amount of stockholders’ equity (generally $2,500,000) and a minimum number of holders of units and Class A common stock (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of units and Class A common stock on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists units and Class A common stock from trading on its exchange and we are not able to list units and Class A common stock on another national securities exchange, we expect units and Class A common stock could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for units and Class A common stock;

•	reduced liquidity for units and Class A common stock;

•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for units and Class A common stock;

•	a limited amount of news and analyst coverage; and

•	decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A common stock and units were listed on the NYSE, our units and Class A common stock qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, units and Class A common stock would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer units and Class A common stock.

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by stockholders may be less than $10.20 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2 a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. While short-term U.S. treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may use to pay our taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds then held in the Trust Account, plus any interest income (less up to $100,000 of interest to pay dissolution expenses). If the balance of the Trust Account is reduced below $234,600,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.20 per share.

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

Our Charter authorized the issuance of up to 380,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the Public Offering, there were 374,404,506 and 14,250,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Charter. Immediately after the Public Offering, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our Charter provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our Charter to (x) extend the time we have to consummate a business combination beyond the Termination Date or (y) amend the foregoing provisions. These provisions of our Charter, like all provisions of our Charter, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

The Founder Shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted as is, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any Private Placement Warrants issued to our sponsor, executive officers or directors upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

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

We issued warrants to purchase 11,500,000 shares of our Class A common stock, as part of the units offered in the Public Offering and, simultaneously with the closing of the Public Offering, we issued in a private placement an aggregate of 11,700,000 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. Our initial stockholders currently own an aggregate of 5,750,000 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth in the prospectus relating to the Public Offering. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors make any working capital loans, such lender may convert those loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.00 per warrant. Our sponsor has loaned us $2,780,000 as of March 27, 2023 through our issuance of the Original Note to the sponsor in the principal amount of $2,300,000 on December 28, 2022 and our issuance of the Second Note to the sponsor in the principal amount of $480,000 on March 27, 2023. The Original Note was issued in connection with extending our Termination Date from December 28, 2022 to March 28, 2023 and the Second Note was issued in connection with extending our Termination Date from March 28, 2023 to June 28, 2023.

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

We offered our units at an offering price of $10.00 per unit and the amount in our Trust Account is $10.20 per public share, implying an initial value of $10.20 per public share. However, prior to the Public Offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.004 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the Founder Shares are converted into public shares. For example, the following table shows the dilutive effect of the Founder Shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $226,575,000, which is the amount we would have for our initial business combination in the Trust Account after payment of $8,050,000 of deferred underwriting commissions, no interest is earned on the funds held in the Trust Account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and Private Placement Warrants. At such valuation, each of our shares of common stock would have an implied value of $7.88 per share upon consummation of our initial business combination, which would be a 22.75% decrease as compared to the initial implied value per public share of $10.20 (the price per unit in the Public Offering, assuming no value to the public warrants).

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

The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete an initial business combination and may constrain the circumstances under which we could complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Proposed Rules”) that would, among other items, impose additional disclosure requirements in initial public offerings by special purpose acquisition companies and business combination transactions involving special purpose acquisition companies and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. To mitigate the risk of that result, we intend to instruct, prior to the shareholder meeting, Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash in an interest-bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation.

As a result, following such change, we will likely receive minimal interest on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would receive upon any redemption or our liquidation.

As indicated above, we completed our initial public offering in September 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time. The SPAC Proposed Rules relate, among other matters, to the circumstances in which special purpose acquisition companies such as us could potentially be subject to the Investment Company Act. The SPAC Proposed Rules would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a special purpose acquisition company satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a special purpose acquisition company would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Proposed Rules would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than the Termination Date. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Proposed Rules.

There is currently uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our initial public offering and until the 24-month anniversary of the consummation of our initial public offering, have been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), prior to the 24-month anniversary of the consummation of our initial public offering, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and have maintained the funds in the trust account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. Interest on such deposit account is currently 2.75% per annum, but such deposit account carries a variable rate and we cannot assure you that such rate will not decrease or increase significantly. Following such liquidation, we would likely receive minimal interest on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the investments held in the trust account and thereafter to hold all funds in the trust account in cash in an interest-bearing demand deposit account would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

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

We depend on a variety of U.S. and multi-national financial institutions to provide us with banking services. The default or failure of one or more of the financial institutions that we rely on may adversely affect our business and financial condition.

We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of the failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our liquidity, business and financial condition.

We may be subject to the 1% excise tax included in the Inflation Reduction Act of 2022, which may decrease the value of our securities following our initial business combination and hinder our ability to consummate an initial business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions and economically similar transactions) of stock by publicly traded U.S. corporations on or after January 1, 2023. Because we are a Delaware corporation and our securities are trading on NYSE, we are a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of the fair market value of the shares repurchased, determined at the time of the repurchase. Corporations are permitted to net the fair market value of certain new stock issuances by such corporation against the fair market value of stock repurchases (or deemed repurchases) during the same taxable year to reduce or eliminate the amount of excise tax that would otherwise apply. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax.

On December 27, 2022, the Treasury published Notice 2023-2 as interim guidance until the publication of forthcoming proposed regulations on the excise tax. Nevertheless, it remains uncertain whether, and/or to what extent, the excise tax could apply to redemptions of our stock, including any redemptions in connection with a business combination, or in the event we do not consummate a business combination.

Because the application of the excise tax is not entirely clear, any share redemption or other share repurchase may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemptions treated as repurchases in connection with a business combination, (iii) the structure of a business combination and whether any such transaction closes, (iv) the nature and amount of any private investment in public equity (“PIPE”) or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination), (v) whether we consummate a business combination, and (vi) the content of regulations and other guidance issued by the Treasury. Because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could reduce the cash available to complete a business combination and inhibit our ability to complete a business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

It is uncertain that we will be able to consummate an initial business combination within 12 months from the issuance date of these financial statements or obtain additional working capital loans from the sponsor. If an initial business combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In the event of a dissolution, we anticipate a shortfall of liquidity. Our anticipated shortfall of sufficient liquidity to meet our current and future estimated financial obligations raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. We plan to address this uncertainty through working capital loans and through consummation of our initial business combination. There is no assurance that working capital loans will be available to us or that our plans to consummate an initial business combination will be successful.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 5800 Democracy Drive, Plano, Texas 75024. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units and Class A common stock are listed on the NYSE under the symbols “DSAQ.U,” and “DSAQ,” respectively. Our warrants are currently being traded on OTC.

Holders

As of March 21, 2023, there was one holder of record of our units, one holder of record of our Class A common stock, one holder of record of our Class B common stock and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A common stock and warrants are held of record by banks, brokers and other financial institutions.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

The sales of the Founder Shares and Private Placement Warrants to our sponsor and our initial stockholders were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On September 23, 2021, our registration statement on Form S-l (File No. 333-258997) was declared effective by the SEC, and on September 28, 2021, we consummated our initial public offering of 23,000,000 units, including the issuance of 3,000,000 units as a result of the underwriters’ full exercise of their over-allotment option, at an offering price to the public of $10.00 per unit for an aggregate offering price of $230,000,000. Each unit consisting of one share of Class A common stock and one-half of one Warrant. Each whole Warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 24, 2023, we held an Extension Meeting to, in part, amend our charter to extend our Termination Date from the Original Termination Date to the Charter Extension Date and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Charter Extension Date, by resolution of our Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2024 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a business combination shall have occurred prior thereto. For each monthly extension of the Charter Extension Date we will deposit $160,000 into the Trust Account. In connection with that vote, the holders of 17,404,506 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.48 per share, for an aggregate redemption amount of approximately $182,460,110. After the satisfaction of such redemptions, the balance in our trust account was approximately $58,660,352 (including interest not previously released to the Company but net of expected franchise and income taxes payable).

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

On March 17, 2023, we announced that we entered into a non-binding letter of intent (“LOI”) for a potential business combination with a private company in the urban mobility sector. No assurances can be made that we will successfully negotiate and enter into a definitive agreement for a business combination or that we will be successful in completing the business combination.

On March 24, 2023 our stockholders voted to amend our amended and restated certificate of incorporation (the “Certificate of Incorporation”) to extend the date (the “Termination Date”) by which we have to consummate a Business Combination (the “Charter Extension”) from March 28, 2023 (the “Original Termination Date”) to June 28, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Charter Extension Date, by resolution of our board of directors (the “Board”), if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2024 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a business combination shall have occurred prior thereto (the “Extension Amendment Proposal”). For each monthly extension of the Charter Extension Date we will deposit $160,000 into the Trust Account.

In connection with the vote of our stockholders on March 24, 2023 to extend our Termination Date, the holders of 17,404,506 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.48 per share, for an aggregate redemption amount of approximately $182,460,110. After the satisfaction of such redemptions, the balance in our trust account was approximately $58,660,352 (including interest not previously released to the Company but net of expected franchise and income taxes payable).

Liquidity and Capital Resources

As of December 31, 2022, we had $1,151,319 in cash and a working capital deficit of $1,067,277 (excluding income and Delaware franchise taxes).

In order to finance transaction costs in connection with a Business Combination or any extension of the deadline by which the Company must consummate its initial Business Combination or liquidate, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. On December 28, 2022, the Company issued a convertible promissory note to the Sponsor for $2,300,000. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability, and exercise period. As of December 31, 2022, there was $2,300,000 outstanding under the Working Capital Loans.

In December 2022, the Company’s board of directors approved the extension of time to consummate its initial Business Combination by three months until March 28, 2023, as permitted under the Company’s Charter with the deposit of $2,300,000 ($0.10 per share) into the Trust Account.

On March 24, 2023, the Company held an Extension Meeting to, in part, amend its charter to extend its Termination Date from the Original Termination Date to the Charter Extension Date and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Charter Extension Date, by resolution of our Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2024 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a business combination shall have occurred prior thereto. For each monthly extension of the Charter Extension Date we will deposit $160,000 into the Trust Account. In connection with that vote, the holders of 17,404,506 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.48 per share, for an aggregate redemption amount of approximately $182,460,110. After the satisfaction of such redemptions, the balance in the Company’s trust account was approximately $58,660,352 (including interest not previously released to the Company but net of expected franchise and income taxes payable).

It is uncertain that we will be able to consummate an initial business combination within 12 months from the issuance date of these financial statements or obtain additional working capital loans from the sponsor. If an initial business combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In the event of a dissolution, we anticipate a shortfall of liquidity. Our anticipated shortfall of sufficient liquidity to meet our current and future estimated financial obligations raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. We plan to address this uncertainty through working capital loans and through consummation of our initial business combination. There is no assurance that working capital loans will be available to us or that our plans to consummate an initial business combination will be successful.

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

In addition, we depend on a variety of U.S. and multi-national financial institutions to provide us with banking services. The default or failure of one or more of the financial institutions that we rely on may adversely affect our business and financial condition, including our ability to successfully consummate a business combination.

We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of the failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our liquidity, business and financial condition.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions and economically similar transactions) of stock by publicly traded U.S. corporations on or after January 1, 2023. Because we are a Delaware corporation and our securities are trading on NYSE, we are a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of the fair market value of the shares repurchased, determined at the time of the repurchase. Corporations are permitted to net the fair market value of certain new stock issuances by such corporation against the fair market value of stock repurchases (or deemed repurchases) during the same taxable year to reduce or eliminate the amount of excise tax that would otherwise apply. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax.

On December 27, 2022, the Treasury published Notice 2023-2 as interim guidance until the publication of forthcoming proposed regulations on the excise tax. Nevertheless, it remains uncertain whether, and/or to what extent, the excise tax could apply to redemptions of our stock, including any redemptions in connection with a business combination, or in the event we do not consummate a business combination.

Because the application of the excise tax is not entirely clear, any share redemption or other share repurchase may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemptions treated as repurchases in connection with a business combination, (iii) the structure of a business combination and whether any such transaction closes, (iv) the nature and amount of any private investment in public equity (“PIPE”) or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination), (v) whether we consummate a business combination, and (vi) the content of regulations and other guidance issued by the Treasury. Because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could reduce the cash available to complete a business combination and inhibit our ability to complete a business combination.

Results of Operations

As of December 31, 2022, we had not commenced any operations. All activity for the period from March 9, 2021, (inception) through December 31, 2022, relates to our formation and the Public Offering, and, since the closing of the Public Offering, a search for a Business Combination candidate. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $11,578,910, which consisted of bank interest income amounting to $5,918, interest income earned on investments held in the Trust Account amounting to $3,378,342 and change in the fair value of warrant liability of $10,672,000 partially offset by operating costs amounting to $1,830,438.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NYSE, we agreed to pay our sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the initial business combination or our liquidation, we will cease paying such monthly fees. For the year ended December 31, 2022, $120,000 was incurred for the administrative service fee. At December 31, 2021, $30,667 was incurred for the administrative service fee.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
DIRECT
SELLING ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

6
1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Direct Selling Acquisition Corp.
Opinion on the financial statements
We have audited the accompanying balance sheets of Direct Selling Acquisition Corp. (a Delaware corporation) (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2022, and for the period from March 9, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cas
h flows for the y
ear ended December 31, 2022, and for the period March 9, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on obtaining additional working capital loans from the sponsor and the completion of a business combination. The Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for the upcoming year. These conditions, along with other matters set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this u ncertainty
.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/
GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.

Cincinnati, Ohio
March 31, 2023

F-
1

DIRECT SELLING ACQUISITION CORP.
BALANCE SHEETS
DECEMBER 31, 2022

	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$1,151,319	$1,041,948
Prepaid expenses	114,915	713,140

Total current assets	1,266,234	1,755,088
Investments held in Trust Account	239,365,794	234,618,018

Total Assets	240,632,028	236,373,106

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Liabilities:
Franchise taxes payable	$68,880	$60,274
Federal income taxes payable	646,912	—
Due to related party	667	667
Convertible promissory note	2,300,000	—
Accrued offering costs and expenses	32,844	36,350

Total current liabilities	3,049,303	97,291
Other liabilities	400,000	—
Warrant liability	928,000	11,600,000
Deferred underwriters’ discount	8,050,000	8,050,000

Total Liabilities	12,427,303	19,747,291

Commitments and Contingencies (Note 7)
Redeemable Class A common stock subject to possible redemption, 23,000,000 shares at redemption value	239,285,445	234,600,000

Stockholders’ Deficit:
Preferred stock, 0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, 0.0001 par value; 380,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to redemption)	—	—
Class B common stock, 0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,081,295)	(17,974,760)

Total Stockholders’ Deficit	(11,080,720)	(17,974,185)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$240,632,028	$236,373,106

The accompanying notes are an integral part of the financial statements.

F-
2

DIRECT SELLING ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from March 9, 2021 (inception) through December 31, 2021
Formation and operating costs	$1,830,438	$376,682

Loss from operations	(1,830,438)	(376,682)
Other income (expense):
Offering expenses related to warrants	—	(505,566)
Bank interest income	5,918	22
Interest earned on investments held in Trust Account	3,378,342	18,018
Change in fair value of warrant liability	10,672,000	6,032,000

Total other income, net	14,056,260	5,544,474
Income before provision for income taxes	12,225,822	5,167,792
Provision for income taxes	(646,912)	—

Net income	$11,578,910	$5,167,792

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000

Basic and d iluted net income (loss) per share, Class A common stoc k	$0.24	$(0.72)

Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Class B common stock	$0.24	$(0.72)

The accompanying notes are an integral part of the financial statements.

F-
3

DIRECT SELLING ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2021 THROUGH DECEMBER 31, 2022

	Class B common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of March 9, 2021 (inception)	—	$—	$—	$—	$—
Class B common stock issued to founders	5,750,000	575	24,425	—	25,000
Sale of 11,700,000 Private Placement Warrants	—	—	11,700,000	—	11,700,000
Deemed dividend to Class A stockholders to provide for the additional 0.20 of funding to the Trust Account	—	—	—	(4,600,000)	(4,600,000)
Initial classification of warrant liability - Private Placement Warrants	—	—	(8,892,000)	—	(8,892,000)
Deemed dividend to Class A stockholders to state the Trust Account at redemption value	—	—	(2,832,425)	(18,542,552)	(21,374,977)
Net income	—	—	—	5,167,792	5,167,792

Balance as of December 31, 2021	5,750,000	575	—	(17,974,760)	(17,974,185)
Accretion of carrying value to redemption value	—	—	—	(4,685,445)	(4,685,445)
Net income	—	—	—	11,578,910	11,578,910

Balance as of December 31, 2022	5,750,000	$575	$—	$(11,081,295)	$(11,080,720)

The accompanying notes are an integral part of the financial statements.

F-
4

DIRECT SELLING ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the period from March 9, 2021 (inception) through December 31, 2021
Cash flows from operating activities:
Net income	$11,578,910	$5,167,792
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs allocated to warrants	—	505,566
Change in fair value of warrant liability	(10,672,000)	(6,032,000)
Interest earned on investments held in Trust Account	(3,378,342)	(18,018)
Changes in current assets and liabilities:
Prepaid assets	598,225	(713,140)
Other liabilities	400,000	—
Taxes payable	655,518	60,274
Due to related party	—	667
Accrued offering costs and expenses	(3,506)	36,350

Net cash used in operating activities	(821,195)	(992,509)

Cash flows from investing activities:
Principal deposited in Trust Account	—	(234,600,000)
Transfer of extension payment to Trust	(2,300,000)	—
Cash withdrawal from Trust Account to pay taxes	930,566	—

Net cash used in investing activities	(1,369,434)	(234,600,000)

Cash flows from financing activities:
Proceeds from Private Placement Warrants	—	25,000
Proceeds from Initial Public Offering, net of costs	—	225,400,000
Proceed from private placement	—	11,700,000
Payment of deferred offering costs	—	(490,543)
Proceeds from issuance of promissory note to related party	—	110,000
Proceeds from issuance of convertible promissory note to related party	2,300,000	—
Repayment of promissory note to related party	—	(110,000)

Net cash provided by financing activities	2,300,000	236,634,457

Net change in cash and cash equivalents	109,371	1,041,948
Cash and cash equivalents, beginning of the period	1,041,948	—

Cash and cash equivalents, end of the period	$1,151,319	$1,041,948

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions payable charged to additional paid in capital	$—	$8,050,000

Accretion of carrying value to redemption value	$4,685,445	$25,974,977

The accompanying notes are an integral part of the financial statements.

F-
5

DIRECT SELLING ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
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
As of December 31, 2022, commercial operations have not commenced. All activity for the period from March 9, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Public Offering”). The Company will not generate operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s Sponsor is DSAC Partners LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Public Offering was declared effective on September 23, 2021 (the “Effective Date”). On September 28, 2021, the Company consummated its Public Offering of 23,000,000 units (the “Units” and with respect to the Class A common stock included in the Units sold, the “Public Shares”), including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”), and one-half
of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000 which is discussed in Note 3.
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

F-6

Upon the closing of the Public Offering, $10.20 per Unit sold in the Public Offering, including the proceeds of the sale of the Private Placement Warrants, is held in a Trust Account and invested only in U.S. government securities with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2
a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the public shares if the Company is unable to complete the initial Business Combination by the Termination Date , subject to applicable law, and (iii) the redemption of the public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (“Charter”) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company has not consummated an initial Business Combination by the Termination Date or with respect to any other material provisions relating to stockholders’ rights or pre-initial
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
The Company had only 18 months (or March 28, 2023) from the closing of the Public Offering with the deposit into the Trust Account for a three-month extension of $2,300,000 ($0.10 per share) or any extended period of time that the Company may have to consummate an initial Business Combination as a result of an amendment to the Company’s Charter) (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

F-
7

On March 24, 2023 the Company’s stockholders voted to amend the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”) to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination (the “Charter Extension”) from March 28, 2023 (the “Original Termination Date”) to June 28, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors (the “Board”), if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2024 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a business combination shall have occurred prior thereto (the “Extension Amendment Proposal”). For each monthly extension of the Charter Extension Date the Company will deposit $160,000 into the Trust Account.
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

F-
8

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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions and economically similar transactions) of stock by publicly traded U.S. corporations on or after January 1, 2023. Because we are a Delaware corporation and our securities are trading on NYSE, we are a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of the fair market value of the shares repurchased, determined at the time of the repurchase. Corporations are permitted to net the fair market value of certain new stock issuances by such corporation against the fair market value of stock repurchases (or deemed repurchases) during the same taxable year to reduce or eliminate the amount of excise tax that would otherwise apply. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax.
On December 27, 2022, the Treasury published Notice
2023-2
as interim guidance until the publication of forthcoming proposed regulations on the excise tax. Nevertheless, it remains uncertain whether, and/or to what extent, the excise tax could apply to redemptions of our stock, including any redemptions in connection with a business combination, or in the event we do not consummate a business combination.
Because the application of the excise tax is not entirely clear, any share redemption or other share repurchase may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemptions treated as repurchases in connection with a business combination, (iii) the structure of a business combination and whether any such transaction closes, (iv) the nature and amount of any private investment in public equity (“PIPE”) or other equity issuances in

F-
9

connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination), (v) whether we consummate a business combination, and (vi) the content of regulations and other guidance issued by the Treasury. Because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could reduce the cash available to complete a business combination and inhibit our ability to complete a business combination.
Liquidity and Capital Resources
As of December 31, 2022, the Company had $1,151,319 in its operating bank account and a working capital deficit of $1,067,277.
In order to finance transaction costs in connection with a Business Combination or any extension of the deadline by which the Company must consummate its initial Business Combination or liquidate, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligation to, loan the Company funds as may be required (the “Working Capital Loans”). On December 28, 2022, the Company issued a convertible promissory note to the Sponsor for $2,300,000 due upon liquidation or consummation of an initial business combination. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of December 31, 2022, and 2021 there was $
2,300,000 and $0, respectively, outstanding under the Working Capital Loans. This amount is reported on the balance sheet as Convertible promissory note.
The Company has until June 28, 2023, as extended, to consummate an initial Business Combination.
It is uncertain that we will be able to consummate an initial business combination within 12 months from the issuance date of these financial statements or obtain additional working capital loans from the sponsor. If an initial business combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In the event of a dissolution, we anticipate a shortfall of liquidity. Our anticipated shortfall of sufficient liquidity to meet our current and future estimated financial obligations raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. We plan to address this uncertainty through working capital loans and through consummation of our initial business combination. There is no assurance that working capital loans will be available to us or that our plans to consummate an initial business combination will be successful.
Proxy Meeting
On March 24, 2023, the Company held an Extension Meeting to, in part, amend its charter to extend its Termination Date from March 28, 2023 (the “Original Termination Date”) to June 28, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Charter Extension Date, by resolution of our board of directors (the “Board”), if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2024 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a business combination shall have occurred prior thereto (the “Extension Amendment Proposal”). For each monthly extension of the Charter Extension Date we will deposit $160,000 into the Trust

F-
1
0

Account. In
connection with that vote, the holders of 17,404,506 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.48 per share, for an aggregate redemption amount of approximately $182,460,110. After the satisfaction of such redemptions, the balance in the Company’s trust account was approximately $58,660,352 (including interest not previously released to the Company but net of expected franchise and income taxes payable).
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,151,319 and $1,041,948 in cash equivalents and did not have any cash as of December 31, 2022, and 2021, respectively.
Investments Held in Trust Account
At December 31, 2022, investments held in the Trust Account were held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). At December 31, 2021 investments held in the Trust Account consisted of United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC Topic 320 “Investments— Debt and Equity Securities.”
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

F-
11

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity
security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest earned on trust investments” line item in the statements of operations. Interest income is recognized when earned.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2022, and 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

The Company’s investments held in the Trust Account at December 31, 2022 were held in a money market fund. A material decline in the value of the money market fund could expose the Company to significant financial risk.
Deferred Offering Costs
Deferred offering costs consist of accounting and legal expenses incurred through the balance sheet date that are directly related to the Public Offering. Deferred offering costs were allocated to the separable financial instruments issued in the Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the Public Offering, offering costs associated with the Public Warrants and Private Placement Warrants were expensed. Offering costs associated with the Class A common stock were charged to the carrying value of the Redeemable Class A Common Stock. Accordingly, as
o
f
 December 31, 202
1
, offering costs totaling $13,140,543 (consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $490,543 of other offering costs) were recognized, $505,566 of which was allocated to the Public Warrants and Private Placement Warrants and immediately expensed and $12,634,977 was allocated to Redeemable Class A common stock, reducing the carrying amount of such shares reported in temporary equity.
Class A Common Stock Subject to Possible Redemption
As discussed in Note 3, all of the 23,000,000 shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Charter. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. Accordingly, on December 31, 2022, and 2021, 23,000,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($10.40 and $10.20 per share at December 31, 2022, and 2021, respectively) at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit.

F-
12

Net Loss Per Share of Common Stock
The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 23,200,000 shares of potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share of common stock for the year ended December 31, 2022, and for the period from March 9, 2021 (inception) through December 31, 2021, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock:

	For the Year Ended December 31, 2022	For the Period from March 9, 2021 (inception) to December 31, 2021
Net income	$11,578,910	$5,167,792
Accretion of temporary equity to redemption value	(4,685,445)	(25,974,977)

Net income (loss) including accretion of temporary equity to redemption value	$6,893,465	$(20,807,185)

	For the Year Ended December 31, 2022		For the Period from March 9, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$5,514,772	$1,378,693	$(16,645,748)	$(4,161,437)

Denominator:
Weighted-average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income (loss) per common stock	$0.24	$0.24	$(0.72)	$(0.72)

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, other than the warrant liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. As of December 31, 2022, and 2021, the Company reported warrants issued at the consummation of its Public Offering at their fair value.
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

F-
13

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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined its public warrants, Private Placement Warrants, and Working Capital Loans Conversion Option are derivative instruments.
Warrants
The Company accounts for the 23,200,000 warrants issued in connection with the Public Offering and Private Placement Warrants in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is re-measured
at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. At December 31, 2022, and 2021, the Company recognized a warrant liability of $928,000 and $11,600,000 to present the Public Warrants and Private Placement Warrants at fair value. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets. Such warrant classification is also subject to re-evaluation
at each reporting period.
Working Capital Loan Conversion Option
On December 28, 2022, the Sponsor agreed to loan the Company $2,300,000 in connection with the extension of the date by which the Company has to consummate a business combination from December 28, 2022, to March 28, 2023. At the option of the Sponsor, up to $1,500,000 of the Convertible Note may be converted into warrants of the Company at a price of $1.00 per warrant (1,500,000 warrants) with each Warrant exercisable for one share of Class A common stock, $0.0001 par value per share. The Working Capital Loan Conversion Option qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value. As of December 31, 2022 the value of the Working Capital Loan Conversion Option was $0.

F-
14

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022, and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

F-
15

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
capital and accumulated deficit.
As of December 31, 2022, and 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from the Public Offering	$230,000,000
Less:
Proceeds allocated to Public Warrants	(8,740,000)
Common stock issuance costs	(12,634,977)
Plus:
Accretion of carrying value to redemption value	25,974,977

Contingently redeemable common stock at December 31, 2021	234,600,000
Plus:
Accretion to redemption value from earnings	2,385,445
Accretion to redemption value from additional funding	2,300,000

Contingently redeemable common stock at December 31, 2022	$239,285,445

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

F-
16

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

F-
1
7

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
The initial stockholders, officers and directors have agreed not to transfer, assign or sell any founder shares held by them until the earlier to occur of: (1) one year after the completion of the initial Business Combination; or (2) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the Sponsor with respect to any founder shares (the
“Lock-up”).Notwithstanding
the foregoing, if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, the founder shares will be released from the
Lock-up.
Promissory Note — Related Party
The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans were non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Public Offering. At December 31, 2021, no amount was due on the promissory note.
Working Capital Loans
On December 28, 2022, the Company issued a convertible promissory note (the “Convertible Note”) in the principal amount of $2,300,000 to the Company’s Sponsor in connection with the extension of the date by which the Company has to consummate a business combination from December 28, 2022, to March 28, 2023. The Convertible Note is
non-interest
bearing, unsecured and due at the time of an initial Business Combination. If a Business Combination is not completed, the Company may not use funds in the Trust Account to repay the Convertible Note. Additionally, upon consummation of a Business Combination, up to $1,500,000 of the Convertible Note may be converted into warrants of the Company at a price of $1.00 per warrant with each Warrant exercisable for one share of Class A common stock, $0.0001 par value per share. The warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of December 31, 2022, there is $2,300,000 outstanding under the Convertible Note.
Administrative Support Agreement
The Company has entered into an administrative services agreement on the effective date of the registration statement for the Public Offering pursuant to which the Company will pay an affiliate of the Sponsor a total of

F-
18

$10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company incurred and accrued $30,667 and $667 administrative service fee, respectively. For the year ended December 31, 2022, the Company incurred and accrued $120,000 and $667 administrative service fee, respectively.
Note 6 — Recurring Fair Value Measurements
Investment Held in Trust Account
At December 31, 2022, investments held in the Trust Account were held in a money market fund that invests in U.S. government treasury securities. The Company reports this fund at fair market value. As of December 31, 2021, the investments in the Company’s Trust Account consisted of $898 in cash and $234,617,120 in U.S. Treasury securities. All of the U.S. Treasury securities matured on March 31, 2022. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”.
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
At December 31, 2022, the terms and conditions of the Company’s Private Placement Warrants are substantially the same as the Company’s Public Warrants. As such, they are economically equivalent and the Company’s warrant liability for the Private Placement Warrants is based on the price of the Company’s Public Warrants. The fair value of the Private Placement Warrants liability is classified within Level 2 of the fair value hierarchy at December 31, 2022. At December 31, 2021, the fair value of the Private Placement Warrant liability was estimated using a binomial pricing option model. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. The fair value of the Private Placement Warrants liability is classified within Level 3 of the fair value hierarchy at December 31, 2021.
Working Capital Loan Conversion Option
The Company’s Convertible Promissory Note contains an embedded option whereby up to $1,500,000 of the Convertible Note may be converted into the Company’s warrants. The embedded Working Capital Loan Conversion Option is accounted for as a liability in accordance with ACS
815-40
on the balance sheet and is

F-
19

measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value in the statement of operations. The Working Capital Loan Conversion Option was issued on December 28, 2022, and the Company assessed the fair value of the Working Capital Loan Conversion Option to be $0 at the issuance date and at December 31, 2022. Valuation of the Working Capital Loan Conversion Option was derived from the valuation of the underlying Private Placement Warrants and is classified as a level 3 valuation.
The following tables presents fair value information as of December 31, 2022 and 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$239,365,794	$—	$—

Liabilities:
Working Capital Loan Conversion Option	$—	$—	$—
Public Warrants	460,000	—	—
Private Placement Warrants	—	468,000	—

	$460,000	$468,000	$—

	December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$234,608,395	$—	$—

Liabilities:
Public Warrants	$5,750,000	$—	$—
Private Placement Warrants	—	5,850,000	—

	$5,750,000	$5,850,000	$—

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our financial instruments classified as Level 3:

Fair value at March 9, 2021 (inception)	$—
Initial fair value of September 28, 2021	17,632,000
Public Warrants reclassified to level 1	(5,865,000)
Private Placement Warrants reclassified to level 2	(5,967,000)
Change in fair value	$(5,800,000)

Fair value at December 31, 2021	$—
Initial value of Working Capital Loan Conversion Option	0

Fair value at December 31, 2022	$0

Note 7 — Commitments and Contingencies
Registration Rights
The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the Public Offering, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the Public Offering and the shares of Class A common stock underlying such Private Placement

F-
20

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
Attorney Fees
At December 31, 2022, the Company has incurred $400,000 in attorney fees and reported in formation and operating costs on the statement of operations and as a other liabilities on the balance sheets. These Fees are contingent on the consummation of a Business Combination.
Note 8 — Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2022, and 21, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022, and 2021, there were no shares issued or outstanding excluding 23,000,000 shares of Class A common stock issued or outstanding that are subject to possible redemption.
Class B Common Stock
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of December 31, 2022, and 21, there were 5,750,000 shares of Class B common stock issued and outstanding.
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

F-
2
1

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
basis.
Note 9 — Income Taxes
The provision for income taxes was deemed to be immaterial for the period from March 9, 2021, (inception) through December 31, 2021.
The Company’s net deferred tax assets for the year ended December 31, 2022, follows:

December 31, 2022
Deferred tax assets
Net operating loss carryforward	$—
Startup Costs	320,609

Total deferred tax assets	320,609
Valuation allowance	(320,609)

Deferred tax assets, net of allowance	$—

The income tax provision for the year ended December 31, 2022, consists of the following:

December 31, 2022
Federal
Current	$646,912
Deferred	(320,609)
State
Current	$—
Deferred	—
Change in valuation allowance	320,609

Income tax provision	$646,912

As of December 31, 2022, the Company had no U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2022, the Company did not have any state net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $320,609.

F-
22

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2022, follows:

December 31, 2022
Statutory federal income tax rate	21.0%
Change in fair value of warrants	(18.3)%
Change in valuation allowance	2.6%

Income tax provision	5.3%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value in warrants, transaction costs associated with warrants and the recording of full valuation allowances on deferred tax assets.
The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.
Note 10 — Subsequent Events
Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On March 17, 2023, we announced that we entered into
a non-binding letter
of intent (“LOI”) for a potential business combination with a private company in the urban mobility sector. No assurances can be made that we will successfully negotiate and enter into a definitive agreement for a business combination or that we will be successful in completing the business combination.
On March 24, 2023, we held a special meeting of stockholders (the “Extension Meeting”) to, in part, amend our amended and restated certificate of association to extend the date by which we have to consummate a business combination (the “Termination Date”) from March 28, 2023 (the “Original Termination Date”) to June 28, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Charter Extension Date, by resolution of our board of directors (the “Board”), if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2024 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a business combination shall have occurred prior thereto (the “Extension Amendment Proposal”). For each monthly extension of the Charter Extension Date we will deposit $160,000 into the Trust Account. In connection with that vote, the holders of
17,404,506 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.48 per share, for an aggregate redemption amount of approximately $182,460,110. After the satisfaction of such redemptions, the balance in our trust account was approximately $58,660,352 (including interest not previously released to the Company but net of expected franchise and income taxes payable).
Our sponsor has loaned us $2,780,000 as of March
27, 2023
through our issuance of a promissory note (the “Original Note”) to the sponsor in the principal amount of $2,300,000 on December 28, 2022 and our issuance of a promissory note (the “Second Note”) to the sponsor in the principal amount of $480,000 on March 27, 2023. The Original Note was issued in connection with extending our Termination Date from December 28, 2022 to March 28, 2023 and the Second Note was issued in connection with extending our Termination Date from March 28, 2023 to June 28, 2023.
F-23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Dave Wentz	52	Chairman and Chief Executive Officer

Mike Lohner	60	President, Chief Financial Officer and Director

Wayne Moorehead	48	Chief Strategy Officer and Director

John Addison	65	Director

Bradford Richardson	57	Director

Travis Ogden	51	Director

Heather Chastain	48	Director

Dave Wentz, Chairman and Chief Executive Officer

Dave Wentz serves as the Chairman and Chief Executive Officer of Direct Selling Acquisition Corp. He is the former Chief Executive Officer of USANA Health Sciences, Inc. (NYSE: USNA), a direct seller of science-based nutritional and personal care products.

Mr. Wentz joined USANA at its founding in 1992 and played a critical role in developing its initial branding and strategy. Over the course of USANA’s early years, Mr. Wentz served in a variety of roles, including Vice President of Development, Sr. Vice President of Development and Executive Vice President, before being promoted to President in July 2002 and Chief Executive Officer in 2006. He also served as a member of USANA’s board of directors from 1993 to 2004. While Mr. Wentz led USANA (2002-2016), it achieved record sales each year and increased revenue from approximately $133 million (2002) to $1 billion (2016) upon his retirement. Notably in 2010, Mr. Wentz played an integral role in the $62.7 million acquisition and implementation of BabyCare.

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

We believe Mr. Wentz’s experience in developing the initial branding and strategy for USANA makes him well qualified to serve as a member of our board of directors.

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

Mr. Lohner isa co-founder of DOSH, a leading card-linked cash-back advertising platform. He served as DOSH’s Chief Strategy Officer prior to its recent sale (March 2021) to Cardlytics for $275 million. While at DOSH, Mr. Lohner was responsible for formulating, directing and implementing the social selling strategies that helped it achieve its market leading position.

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

We believe Mr. Lohner’s experience as a founder, investor, evaluator and underwriter in multiple transactions in the direct selling industry makes him well qualified to serve as a member of our board of directors.

Wayne Moorehead, Chief Strategy Officer and Director

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

We believe Mr. Moorehead’s experience as a senior level executive for over 20 years in the direct selling industry makes him well qualified to serve as a member of our board of directors.

John Addison, Director

John Addison is the former Co-Chief Executive Officer of Primerica, Inc. (NYSE: PRI), a multi-billion dollar direct seller of financial products to middle-income households in the United States and Canada, and served in that position from 1999 to 2015. Mr. Addison currently serves as the chief executive officer of the Addison Leadership Group, through which he provides consulting and speaking services. Mr. Addison remains a member of the board of directors of Primerica and also serves on the board of directors of LegalShield, Inc., a private equity owned direct seller of pre-paid legal services, and as a trustee of Brenau University.

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

We believe Mr. Addison’s experience as a former co-ceo of a multi-billion dollar direct selling company makes him well qualified to serve as a member of our board of directors.

Bradford Richardson, Director

Bradford Richardson is the former President of Shaklee International, a 65-year-old direct seller of natural nutrition supplements, weight-management products, beauty products, and household products.

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

We believe Mr. Richardson’s experience as a former president of a direct seller company makes him well qualified to serve as a member of our board of directors.

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

We believe Mr. Ogden’s experience as co-founder and chief executive officer of a company that offers subscriptions for personalized content that is distributed through the direct selling channel makes him well qualified to serve as a member of our board of directors.

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

We believe Ms. Chastain’s experience as CEO of a consultancy focused on assisting direct selling companies makes her well qualified to serve as a member of our board of directors.

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

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month up to the Termination Date, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Code of Ethics and Committee Charters

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our form of the Code of Business Conduct and Ethics and our audit committee, compensation committee and nominating and corporate governance committee charters as exhibits to the registration statement relating to the Public Offering. You may review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, copies of our Code of Business Conduct and Ethics, corporate governance guidelines and committee charters will be provided without charge upon request from us and are also available on our website at www.dsacquisition.com. If we make any amendments to our Code of

Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, we will disclose the nature of such amendment or waiver on our website.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of our our common stock available to us at December 31, 2022, with respect to our common stock held by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock;

•	each of our officers, directors and director nominees; and

•	all our officers and directors as a group.

The following table is based on 28,750,000 shares of common stock outstanding at December 31, 2022, of which 23,000,000 were shares of Class A common stock and 5,750,000 were shares of Class B common stock. As a result, the below table does not account for redemption of common stock that occurred in connection with the Extension Meeting held on March 24, 2023. Unless otherwise indicated, we believe that all persons named in the table had sole voting and investment power with respect to all of our common stock beneficially owned by them as of December 31, 2022.

Name and Address of Beneficial Owner(1)	Class A Common Stock		Class B Common Stock		Percentage of Outstanding Common Stock
	Number of Shares Beneficially Owned	Percent of Class	Number of Shares Beneficially Owned(2)	Percent of Class
DSAC Partners LLC(3)	—	—	5,750,000	100%	20.0%
Dave Wentz(3)	—	—	5,750,000	100%	20.0%
Mike Lohner	—	—
Wayne Moorehead	—	—
John Addison	—	—	—	—	—
Bradford Richardson	—	—	—	—	—
Travis Ogden	—	—	—	—	—
Heather Chastain	—	—	—	—	—
Saba Capital Management, L.P.(4)	2,240,898	9.70%			7.79%
Polar Asset Management Partners Inc.(5)	1,913,421	8.32%			6.66%
Highbridge Capital Management, LLC(6)	1,841,354	8.01%			6.40%
Shaolin Capital Management LLC(7)	1,290,451	6.12%			4.49%
All officers and directors as a group (seven individuals)			5,750,000	100%	20.0%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Direct Selling Acquisition Corp., 5800 Democracy Drive, Plano, TX 75024.

(2)

Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on aone-for-onebasis, subject to adjustment, as described elsewhere herein.

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

(4)

Based on information reported on a Schedule 13G/A jointly filed on February 14, 2023 by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein. Saba Capital, Saba GP and Mr. Weinstein have entered into a Joint Filing Agreement, dated November 15, 2021, pursuant to which Saba Capital, Saba GP and Mr. Weinstein have agreed to file Schedule 13G and any subsequent amendments thereto jointly in accordance with the provisions of Rule 13d-1(k)(1) under the Securities Act.

The address of the business office of each of Saba Capital, Saba GP and Mr. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)

Based on information reported on a Schedule 13G filed on February 9, 2023 by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares of Class A Common Stock directly held by PMSMF and certain managed accounts. The address of the business office of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(6)

Based on information reported on a Schedule 13G filed on February 2, 2023 by Highbridge Capital Management, LLC, Delaware limited liability company and the investment adviser to certain funds and accounts (the “Highbridge Funds”), with respect to the shares of Class A Common Stock directly held by the Highbridge Funds. The address of the business office of Highbridge Capital Management, LLC is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(7)

Based on information reported on a Schedule 13G filed on February 14, 2023 by Shaolin Capital Management LLC, a company incorporated under the laws of State of Delaware, which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, DS Liquid DIV RVA SCM LLC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC being managed accounts advised by the Shaolin Capital Management LLC. The address of the business office of Shaolin Capital Management LLC is 230 NW 24th Street, Suite 603, Miami, FL 33127.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP (“Grant Thornton”), acts as our independent registered public accounting firm. The following is a summary of fees paid to Grant Thornton for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Grant Thornton in connection with regulatory filings. The aggregate fees billed by Grant Thornton for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2022, and for the period from March 9, 2021 (inception) through December 31, 2021, totaled $51,975 and $70,500, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under

“Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Grant Thornton for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022, and for the period from March 9, 2021, (inception) through December 31, 2021.

Tax Fees. We did not pay Grant Thornton for tax planning and tax advice for the year ended December 31, 2022, and for the period from March 9, 2021, (inception) through December 31, 2021.

All Other Fees. We paid $0 and $5,400 to Grant Thornton for other services for the year ended December 31, 2022, and for the period from March 9, 2021, (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II above.

(2)	Financial Statement Schedule

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-258997), filed with the SEC on August 25, 2021).

3.2	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40831), filed with the SEC on March 28, 2023).

3.3	Bylaws (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-258997), filed with the SEC on August 25, 2021).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-258997), filed with the SEC on August 25, 2021).

4.2	Specimen Class A Common Stock Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-258997), filed with the SEC on August 25, 2021).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-258997), filed with the SEC on August 25, 2021).

4.4	Warrant Agreement between Direct Selling Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of September 23, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40831), filed with the SEC on September 29, 2021).

4.5	Description of Securities.

10.1	Letter Agreement, dated September 23, 2021, by and among the Company, its executive officers, its directors, and DSAC Partners LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40831), filed with the SEC on September 29, 2021).

10.2	Promissory Note, dated June 2, 2021, by and between the Company and DSAC Partners LLC (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-258997), filed with the SEC on August 25, 2021).

10.3	Promissory Note, dated March 24, 2023, by and between the Company and DSAC Partners LLC (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-40831), filed with the SEC on March 28, 2023.

Exhibit	Description

10.4	Investment Management Trust Agreement, dated September 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K ((File No. 001-40831), filed with the SEC on September 29, 2021).

10.5	Registration Rights Agreement, dated September 23, 2021, by and among the Company, the Holders named therein and DSAC Partners LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40831), filed with the SEC on September 29, 2021).

10.6	Private Placement Warrants Purchase Agreement, dated September 23, 2021, by and among the Company and DSAC Partners LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40831), filed with the SEC on September 29, 2021).

10.7	Administrative Services Agreement, dated September 23, 2021, by and between the Company and DSAC Partners LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40831), filed with the SEC on September 29, 2021).

14.1	Code of Business Conduct and Ethics (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-258997), filed with the SEC on August 25, 2021).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Inline Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Inline Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023

DIRECT SELLING ACQUISITION CORP.

By:	/s/ Dave Wentz
Name:	Dave Wentz
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Dave Wentz	Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2023

/s/ Mike Lohner	President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 31, 2023

/s/ Wayne Moorehead	Chief Strategy Officer and Director	March 31, 2023

/s/ John Addison	Director	March 31, 2023

/s/ Bradford Richardson	Director	March 31, 2023

/s/ Travis Ogden	Director	March 31, 2023

/s/ Heather Chastain	Director	March 31, 2023