Form 10-Q
period 2023-03-31
Direct Selling Acquisition Corp.
filed 2023-05-15
CIK 1871745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
Registrant’s telephone number, including area
cod
e:
 (
214)380-6020
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	DSAQ.U	New York Stock Exchange
Class A common stock, par value $0.0001 per share	DSAQ	New York Stock Exchange
Redeemable warrants, each warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	DSAQ.W	OTC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-
T (§
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act).
Yes
  ☒    No  ☐
As of Ma
y 15, 2
023, there were 5,595,494 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

DIRECT SELLING ACQUISITION CORP.

Form 10-Q For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DIRECT SELLING ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$1,369,435	$1,151,319
Prepaid expenses	99,649	114,915

Total current assets	1,469,084	1,266,234
Investments held in Trust Account	59,316,972	239,365,794

Total Assets	$60,786,056	$240,632,028

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Liabilities:
Franchise taxes payable	$50,000	$68,880
Federal income taxes payable	1,152,567	646,912
Due to related party	667	667
Promissory notes to related party	3,135,719	2,300,000
Accounts payable and accrued expenses	233,699	432,844

Total current liabilities	4,572,652	3,449,303
Warrant liability	1,856,000	928,000
Deferred underwriters’ discount	8,050,000	8,050,000

Total Liabilities	14,478,652	12,427,303

Commitments and Contingencies (Note 6)
Redeemable Class A common stock subject to possible redemption, 5,595,494 and 23,000,000 shares at redemption value at March 31, 2023 and December 31, 2022, respectively	59,199,429	239,285,445

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; none issued or outstanding (excluding 5,595,494 and 23,000,000 shares subject to redemption at March 31, 2023 and December 31, 2022, respectively)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(12,892,600)	(11,081,295)

Total Stockholders’ Deficit	(12,892,025)	(11,080,720)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$60,786,056	$240,632,028

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2023	2022
Operating costs	$461,977	$792,281

Loss from operations	(461,977)	(792,281)
Other income:
Bank interest income	8,133	25
Interest earned on investments held in Trust Account	2,450,287	20,880
Change in fair value of warrant liability	(928,000)	5,800,000

Total other income, net	1,530,420	5,820,905

Income before provision for income taxes	1,068,443	5,028,624
Provision for income taxes	(505,655)	—

Net income	$562,788	$5,028,624

Weighted average shares outstanding of Class A common stock	21,259,549	23,000,000

Basic and diluted net income per share, Class A common stock	$(0.07)	$0.17

Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000

Basic and diluted net income per share, Class B common stock	$(0.07)	$0.17

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SEL
L
ING ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2023

	Class B common stock		Ad ditional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of December 31, 2022	5,750,000	$575	$—	$(11,081,295)	$(11,080,720)
Accretion of carrying value to redemption value	—	—	—	(2,374,093)	(2,374,093)
Net income	—	—	—	562,788	562,788

Balance as of March 31, 2023 (unaudited)	5,750,000	$575	$—	$(12,892,600)	$(12,892,025)

THREE MONTHS ENDED MARCH 31, 2022

	Class B common stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of December 31, 2021	5,750,000	$575	$—	$(17,974,760)	$(17,974,185)
Net income	—	—	—	5,028,624	5,028,624

Balance as of March 31, 2022 (unaudited)	5,750,000	$575	$—	$(12,946,136)	$(12,945,561)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Cash flows from operating activities:
Net income	$562,788	$5,028,624
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	928,000	(5,800,000)
Interest earned on investments held in Trust Account	(2,450,287)	(20,880)
Changes in current assets and liabilities:
Prepaid assets	15,266	183,481
Taxes payable	486,775	(10,274)
Accrued offering costs and expenses	(199,145)	286,849

Net cash used in operating activities	(656,603)	(332,200)

Cash flows from investing activities:
Withdraw from Trust Account to pay taxes	519,000	—
Withdraw from Trust Account for redemptions of stock	182,460,109	—
Funding of Trust Account	(480,000)	—

Net cash provided by investing activities	182,499,109	—

Cash flows from financing activities:
Funds withdrawn for redemptions	(182,460,109)	—
Proceeds from issuance of promissory note to related party	835,719	—

Net cash used in financing activities	(181,624,390)	—

Net change in cash	218,116	(332,200)
Cash, beginning of the period	1,151,319	1,041,948

Cash, end of the period	$1,369,435	$709,748

Supplemental disclosure of non-cash financing activities:
Accretion of carrying value to redemption value	$2,374,093	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not commenced operations. All activity for the period from March 9, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Public Offering”). The Company will not generate operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Public Offering.
The Company’s Sponsor is DSAC Partners LLC, a Delaware limited liability company (the “Sponsor”). On September 28, 2021, the Company consummated its Public Offering of 23,000,000 units (the “Units” and with respect to the Class A common stock included in the Units sold, the “Public Shares”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”), and one-half
of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.
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
The Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting commissions held in trust) at the time of signing the agreement to enter into the Business Combination. However, the Company will only complete such Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.
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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in the Company’s discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under applicable law or stock exchange listing requirements. The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein.
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
The Company had only 18 months (or March 28, 2023) from the closing of the Public Offering with the deposit into the Trust Account for a three-month extension of $2,300,000 ($0.10 per share), or any extended period of time that the Company may have to consummate an initial Business Combination as a result of an amendment to the Company’s Charter (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.
On March 17, 2023, the Company announced that it entered into a non-binding letter of intent (“LOI”) for a potential business combination with a private company in the urban mobility sector. No assurances can be made that the Company will successfully negotiate and enter into a definitive agreement for a business combination or that the Company will be successful in completing the business combination.

On March 24, 2023 the Company’s stockholders voted to amend the Company’s Charter to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination (the “Charter Extension”) from March 28, 2023 (the “Original Termination Date”) to June 28, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors (the “Board”), if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2024 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). For each monthly extension of the Charter Extension Date the Company will deposit $160,000 into the Trust Account. For the three months ended March 31, 2023, $480,000 has been deposited in the Trust Account to extend the Termination Date to June 28, 2023. In connection with that vote, the holders of 17,404,506 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.48 per share, for an aggregate redemption amount of $182,460,109. After the satisfaction of such redemptions, the balance in the Company’s trust account was approximately $58,660,352 (including interest not previously released to the Company but net of expected franchise and income taxes payable).
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
Risks and Uncertainties
Management is continuing to evaluate the impact of
the COVID-19 pandemic
on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions and economically similar transactions) of stock by publicly traded U.S. corporations on or after January 1, 2023. Because we are a Delaware corporation and our securities are trading on the New York Stock Exchange, we are a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of the fair market value of the shares repurchased, determined at the time of the repurchase. Corporations are permitted to net the fair market value of certain new stock issuances by such corporation against the fair market value of stock repurchases (or deemed repurchases) during the same taxable year to reduce or eliminate the amount of excise tax that would otherwise apply. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax.
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

Liquidity and Capital Resources
As of March 31, 2023, the Company had $1,369,435 in its operating bank account and a working capital deficit of $1,901,001.
In order to finance transaction costs in connection with a Business Combination or any extension of the deadline by which the Company must consummate its initial Business Combination or liquidate, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligation to, loan the Company funds as may be required (the “Working Capital Loans”). The Company has entered into promissory notes (“Promissory Notes”) with the Sponsor for a total of $3,135,719. These Notes bear no interest and are due upon liquidation or consummation of an initial Business Combination. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.
The Company has until June 28, 2023, unless otherwise extended pursuant to the Charter, to consummate an initial Business Combination.
It is uncertain that the Company will be able to consummate an initial Business Combination within 12 months from the issuance date of these financial statements or obtain additional working capital loans from the Sponsor. If an initial Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In the event of a dissolution, we anticipate a shortfall of liquidity. Our anticipated shortfall of sufficient liquidity to meet our current and future estimated financial obligations raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. We plan to address this uncertainty through working capital loans and through consummation of our initial Business Combination. There is no assurance that working capital loans will be available to us or that our plans to consummate an initial Business Combination will be successful.
Proxy Meeting
On March 24, 2023, the Company held an Extension Meeting to, in part, amend its charter to extend its Termination Date from March 28, 2023 (the “Original Termination Date”) to June 28, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Charter Extension Date, by resolution of our board of directors (the “Board”), if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2024 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). For each monthly extension of the Charter Extension Date the Company will deposit $160,000 into the Trust Account. In connection with that vote, the holders of 17,404,506 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.48 per share, for an aggregate redemption amount of $182,460,109. After the satisfaction of such redemptions, the balance in the Company’s trust account was approximately $58,660,352 (including interest not previously released to the Company but net of expected franchise and income taxes payable).
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023, or for any future interim periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 31, 2023.

Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,369,435 and $1,151,319 in cash and did not have any cash equivalents as of March 31, 2023 or December 31, 2022.
Investments Held in Trust Account
At March 31, 2023 or December 31, 2022, investments held in the Trust Account include investments substantially held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption
As discussed in Note 3, all of the Class A common stock contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Charter. In accordance with ASC
480-10-S99,
conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its Charter provides that currently the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its Charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. Accordingly, on March 31, 2023 and December 31, 2022, 5,595,494 and 23,000,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($10.58 and $10.40 per share at March 31, 2023 and December 31, 2022, respectively) at the end of each reporting period. Such changes are reflected in additional paid-in capital,
or in the absence of additional capital, in accumulated deficit.
Net Income (Loss) Per Common Stock
The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 23,200,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per common stock for the three months ended March 31, 2023 and 2022, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per common stock for each class of common stock.

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Net income	$562,788	$5,028,624
Accretion of temporary equity to redemption value	(2,374,093)	—

Net income (loss) including accretion of temporary equity to redemption value	$(1,811,305)	$5,028,624

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share of common stock:
Numerator:

Allocation of net (loss) income	$(1,425,701)	$(385,604)	$4,022,899	$1,005,725

Denominator:
Weighted-average shares outstanding	21,259,549	5,750,000	23,000,000	5,750,000

Basic and diluted net (loss) income per common stock	$(0.07)	$(0.07)	$0.17	$0.17

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, other than the warrant liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature. As of March 31, 2023 and December 31, 2022, the Company reported warrants issued at the consummation of the Public Offering at their fair value.
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
Warrants
The Company accounts for the 23,200,000 warrants issued in connection with the Public Offering and Private Placement Warrants in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. At March 31, 2023 and December 31, 2022, the Company recognized a warrant liability of $1,856,000 and $928,000, respectively, to present the Public Warrants and Private Placement Warrants at fair value. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets. Such warrant classification is also subject to re-evaluation
at each reporting period.
Working Capital Loan Conversion Option
One of the Company’s Promissory Notes was entered into on December 28, 2022, whereby the Sponsor agreed to loan the Company $2,300,000 in connection with the extension of the date by which the Company has to consummate a Business Combination from December 28, 2022, to March 28, 2023. At the option of the Sponsor, up to $1,500,000 of the Convertible Note may be converted into warrants of the Company at a price of $1.00 per warrant (1,500,000 warrants) with each Warrant exercisable for one share of Class A common stock, $0.0001 par value per share (“Convertible Note” or “Working Capital Loan”). The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2023 and December 31, 2022, there was $2,300,000 outstanding under the Working Capital Loans. This amount is reported on the balance sheet as promissory notes to related party on the balance sheet. The Working Capital Loan Conversion Option qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value. As of March 31, 2023 and December 31, 2022, the value of the Working Capital Loan Conversion Option was $0.

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
ASC740-270-25-2
requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under
ASC740-270-30-5.
As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 47.3% and 0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to the valuation allowance on the deferred tax assets and the change in the fair value of the warrant liabilities.
While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on
ASC740-270-25-3
which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Recent Accounting Standards
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Note 3 — Common Stock Subject to Redemption
All of the Class A common stock contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC 480-10-S99, redemption
provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.
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
and accumulated deficit.
As of March 31, 2023 and December 31, 2022, the Class A common stock reflected on the balance sheets are reconciled in the following table:

Contingently redeemable common stock at January 1, 2022	$234,600,000
Plus:
Accretion to redemption value from earnings	2,385,445
Accretion to redemption value from additional funding	2,300,000

Contingently redeemable common stock at December 31, 2022	239,285,445
Less:
Redemptions	(182,460,109)
Plus:
Accretion of carrying value to redemption value	1,894,093
Accretion to redemption value from additional funding	480,000

Contingently redeemable common stock at March 31, 2023	$59,199,429
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
The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying the Company’s obligations described below with respect to registration. No Public Warrant will be exercisable and the Company will not be obligated to issue a share of Class A common stock upon exercise of a Public Warrant unless the share of Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of such Public Warrant. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Public Warrant, the holder of such Public Warrant will not be entitled to exercise such Public Warrant and such Public Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Public Warrant. In the event that a registration statement is not effective for the exercised Public Warrants, the purchaser of a Unit containing such Public Warrant will have paid the full purchase price for the Unit solely for the share of Class A common stock underlying such Unit.
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

Note 4 — Related Party Transactions
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
Promissory Note — Related Party
In March 2023 the Company borrowed $835,719 and formalized a promissory note with the Sponsor in May 2023. This loan is non-interest
bearing, unsecured and due at the time of an initial Business Combination. If a Business Combination is not completed, the Company may not use funds in the Trust Account to repay the promissory note.
Working Capital Loans
On December 28, 2022, the Company issued the Convertible Note in the principal amount of $2,300,000 to the Company’s Sponsor in connection with the extension of the date by which the Company has to consummate a Business Combination from December 28, 2022, to March 28, 2023. The Convertible Note is
non-interest
bearing, unsecured and due at the time of an initial Business Combination. If a Business Combination is not completed, the Company may not use funds in the Trust Account to repay the Convertible Note. Additionally, upon consummation of a Business Combination, up to $1,500,000 of the Convertible Note may be converted into warrants of the Company at a price of $1.00 per warrant with each Warrant exercisable for one share of Class A common stock, $0.0001 par value per share. The warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of March 31, 2023 and December 31, 2022, there is $2,300,000 outstanding under the Convertible Note.
Administrative Service Fee
The Company has entered into an administrative services agreement pursuant to which the Company will pay of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the Company incurred and accrued $30,000 in administrative service fees, respectively, of which were included in due to related party.
Note 5 — Recurring Fair Value Measurements
Investment Held in Trust Account
At March 31, 2023 and December 31, 2022, investments held in the Trust Account were held in a money market fund that invests in U.S. government treasury securities. The Company reports this fund at fair market value.

Warrants
Under the guidance in ASC
815-40
the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheets at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.
The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.
At March 31, 2023 and December 31, 2022, the terms and conditions of the Company’s Private Placement Warrants are substantially the same as the Company’s Public Warrants. As such, they are economically equivalent and the Company’s warrant liability for the Private Placement Warrants is based on the price of the Company’s Public Warrants. The fair value of the Private Placement Warrants liability is classified within Level 2 of the fair value hierarchy at March 31, 2023 and December 31, 2022.
Working Capital Loan Conversion Option
The Company’s Convertible Promissory Note contains an embedded option whereby up to $1,500,000 of the Convertible Note may be converted into the Company’s warrants. The embedded Working Capital Loan Conversion Option is accounted for as a liability in accordance with
ACS815-40
on the balance sheet and is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value in the statement of operations. Valuation of the Working Capital Loan Conversion Option was derived from the valuation of the underlying Private Placement Warrants and is classified as a level 3 valuation.
The following tables presents fair value information as of March 31, 2023 and December 31, 2022 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2023
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$59,316,972	$—	$—

Liabilities:
Working Capital Loan Conversion Option	$—	$—	$—
Public Warrants	920,000	—	—
Private Placement Warrants	—	936,000	—

	$920,000	$936,000	$—

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$239,365,794	$—	$—

Liabilities:
Working Capital Loan Conversion Option	$—	$—	$—
Public Warrants	460,000	—	—
Private Placement Warrants	—	468,000	—

	$460,000	$468,000	$—

Note 6 — Commitments and Contingencies
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
Underwriters Agreement
The underwriters are entitled to a deferred underwriting discount of 3.5% or $8,050,000 of the gross proceeds of the Public Offering held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.
Attorney Fees
At March 31, 2023 and December 31, 2022, the company has owes $100,000 and $400,000, respectively, in attorney fees reported in accounts payable and accrued expenses on the condensed balance sheet. These fees are contingent on the consummation of a Business Combination.
Note 7 — Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were no shares issued or outstanding excluding 5,595,494 and 23,000,000 shares of Class A common stock issued or outstanding that are subject to possible redemption, respectively.
Class B Common Stock
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding.
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
basis.
Note 8 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than noted below.
On May 5, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $835,719 to the Sponsor. The Note does not bear interest and matures upon closing of the Company’s Business Combination. In the event that the Company does not complete a Business Combination, the Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s IPO, or will be forfeited, eliminated or otherwise forgiven. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

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

On March 24, 2023 our stockholders voted to amend our amended and restated certificate of incorporation (the “Charter”) to extend the date (the “Termination Date”) by which we have to consummate a Business Combination (the “Charter Extension”) from March 28, 2023 (the “Original Termination Date”) to June 28, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Charter Extension Date, by resolution of our board of directors (the “Board”), if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2024 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). For each monthly extension of the Charter Extension Date we will deposit $160,000 into the Trust Account. For the three months ended March 31, 2023, $480,000 has been deposited in the Trust Account to extend the Termination Date to June 28, 2023.

In connection with the vote of our stockholders on March 24, 2023 to extend our Termination Date, the holders of 17,404,506 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.48 per share, for an aggregate redemption amount of $182,460,110. After the satisfaction of such redemptions, the balance in our trust account was $58,660,352 (including interest not previously released to the Company but net of expected franchise and income taxes payable).

Liquidity and Capital Resources

As of March 31, 2023, we had $1,369,435 in our operating bank account and working capital deficit of $1,901,001 (excluding income and Delaware franchise taxes).

In order to finance transaction costs in connection with a Business Combination or any extension of the deadline by which the Company must consummate its initial Business Combination or liquidate, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. The Company has entered into promissory notes (“Promissory Notes”) with the Sponsor for a total of $3,135,719. These Notes bear no interest and are due upon liquidation or consummation of an initial Business Combination. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

It is uncertain that we will be able to consummate an initial business combination within 12 months from the issuance date of these financial statements or obtain additional loans from the Sponsor. If an initial Business Combination is not consummated by the required date of June 28, 2023, there will be a mandatory liquidation and subsequent dissolution. In the event of a dissolution, we anticipate a shortfall of liquidity. Our anticipated shortfall of sufficient liquidity to meet our current and future estimated financial obligations raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. We plan to address this uncertainty through loans and through consummation of our initial Business Combination. There is no assurance that loans will be available to us or that our plans to consummate an initial Business Combination will be successful.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions and economically similar transactions) of stock by publicly traded U.S. corporations on or after January 1, 2023. Because we are a Delaware corporation and our securities are trading on the New York Stock Exchange, we are a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of the fair market value of the shares repurchased, determined at the time of the repurchase. Corporations are permitted to net the fair market value of certain new stock issuances by such corporation against the fair market value of stock repurchases (or deemed repurchases) during the same taxable year to reduce or eliminate the amount of excise tax that would otherwise apply. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax.

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

Results of Operations

As of March 31, 2023, we had not commenced any operations. All activity for the period from March 9, 2021 (inception) through March 31, 2023 relates to our formation and the Public Offering, and, since the closing of the Public Offering, a search for a Business Combination candidate. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $562,788, which consisted of interest income earned on investments held in the Trust Account of $2,450,287 and the Company’s operating bank interest income of $8,133, partially offset by $928,000 of a change in fair value of warrant liability, operating costs amounting to $461,977 and provision for income tax of $505,655.

For the three months ended March 31, 2022, we had net income of $5,028,624, which consisted of $5,800,000 of a change in fair value of warrant liability, $20,880 interest income earned on investments held in the Trust Account and the Company’s operating bank interest account amounting to $25, partially offset by operating costs amounting to $792,281.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

We agreed to pay our Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the three months ended March 31, 2023 and 2022, $30,000 was incurred for the administrative service fee.

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

Underwriting Agreement

The underwriters are entitled to a deferred underwriting discount of 3.5% or $8,050,000 of the gross proceeds of the Public Offering held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 2—Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our audited financial statements have been prepared in accordance with GAAP. Certain of our accounting policies require that the Company’s management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, the Company’s management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b)under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

DIRECT SELLING ACQUISITION CORP.

Date: May 15, 2023	/s/ Dave Wentz
Dave Wentz
Chief Executive Officer