Form 10-Q
period 2023-06-30
Direct Selling Acquisition Corp.
filed 2023-08-14
CIK 1871745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
12b-2of
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 14
, 2023, there were 5,595,494 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

DIRECT SELLING ACQUISITION CORP.

Form 10-Q For the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DIRECT SELLING ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$1,209,140	$1,151,319
Prepaid expenses	39,195	114,915

Total current assets	1,248,335	1,266,234
Investments held in Trust Account	60,184,368	239,365,794

Total Assets	$61,432,703	$240,632,028

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Liabilities:
Franchise taxes payable	$100,000	$68,880
Federal income taxes payable	1,293,396	646,912
Due to related party	667	667
Promissory notes to related party	3,295,719	2,300,000
Accounts payable and accrued expenses	2,286,087	432,844

Total current liabilities	6,975,869	3,449,303
Warrant liability	232,000	928,000
Deferred underwriters’ discount	8,050,000	8,050,000

Total Liabilities	15,257,869	12,427,303

Commitments and Contingencies (Note 6)
Redeemable Class A common stock subject to possible redemption, 5,595,494 and 23,000,000 shares at redemption value at June 30, 2023 and December 31, 2022, respectively	59,875,996	239,285,445

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; none issued or outstanding (excluding 5,595,494 and 23,000,000 shares subject to redemption at June 30, 2023 and December 31, 2022, respectively)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(13,701,737)	(11,081,295)

Total Stockholders’ Deficit	(13,701,162)	(11,080,720)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$61,432,703	$240,632,028

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating costs	$2,336,354	$351,290	$2,798,331	$1,143,571

Loss from operations	(2,336,354)	(351,290)	(2,798,331)	(1,143,571)
Other income:
Bank interest income	13,216	193	21,349	218
Interest earned on investments held in Trust Account	707,397	317,003	3,157,684	337,883
Change in fair value of warrant liability	1,624,000	3,480,000	696,000	9,280,000

Total other income	2,344,613	3,797,196	3,875,033	9,618,101
Income before provision for income taxes	8,259	3,445,906	1,076,702	8,474,530
Provision for income taxes	(140,829)	(28,218)	(646,484)	(28,218)

Net (loss) income	$(132,570)	$3,417,688	$430,218	$8,446,312

Weighted average shares outstanding of Class A common stock	5,595,494	23,000,000	13,384,251	23,000,000

Basic and diluted net (loss) income per share, Class A common stock	$(0.07)	$0.12	$(0.14)	$0.29

Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net (loss) income per share, Class B common stock	$(0.07)	$0.12	$(0.14)	$0.29

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2022	5,750,000	$575	$—	$(11,081,295)	$(11,080,720)
Accretion of carrying value to redemption value	—	—	—	(2,374,093)	(2,374,093)
Net income	—	—	—	562,788	562,788

Balance as of March 31, 2023 (unaudited)	5,750,000	575	—	(12,892,600)	(12,892,025)
Accretion of carrying value to redemption value	—	—	—	(676,567)	(676,567)
Net loss	—	—	—	(132,570)	(132,570)

Balance as of June 30, 2023 (unaudited)	5,750,000	$575	$—	$(13,701,737)	$(13,701,162)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2021	5,750,000	$575	$—	$(17,974,760)	$(17,974,185)
Net income	—	—	—	5,028,624	5,028,624

Balance as of March 31, 2022 (unaudited)	5,750,000	575	—	(12,946,136)	(12,945,561)
Accretion of carrying value to redemption value	—	—	—	(63,680)	(63,680)
Net income	—	—	—	3,417,688	3,417,688

Balance as of June 30, 2022 (unaudited)	5,750,000	$575	$—	$(9,592,128)	$(9,591,553)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$430,218	$8,446,312
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(696,000)	(9,280,000)
Interest earned on investments held in Trust Account	(3,157,684)	(337,883)
Changes in current assets and liabilities:
Prepaid assets	75,720	322,932
Taxes payable	677,604	2,629
Accrued offering costs and expenses	1,853,243	262,218

Net cash used in operating activities	(816,899)	(583,792)

Cash flows from investing activities:
Withdraw from Trust Account to pay taxes	519,001	—
Withdraw from Trust Account for redemptions of stock	182,460,109	—
Funding of Trust Account	(640,000)	—

Net cash provided by investing activities	182,339,110	—

Cash flows from financing activities:
Redemption of Class A common stock subject to possible redemption	(182,460,109)	—
Proceeds from issuance of promissory note to related party	995,719	—

Net cash used in financing activities	(181,464,390)	—

Net change in cash	57,821	(583,792)
Cash, beginning of the period	1,151,319	1,041,948

Cash, end of the period	$1,209,140	$458,156

Supplemental disclosure of non-cash financing activities:
Accretion of carrying value to redemption value	$3,050,660	$63,680

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
As of June 30, 2023, the Company had not commenced operations. All activity for the period from March 9, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Public Offering”). The Company will not generate operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Public Offering.
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
The Company had only 18 months (or March 28, 2023) from the closing of the Public Offering with the
 December 28, 2022
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
In connection with the Company’s stockholders’ vote on March 24, 2023, the holders of 17,404,506 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.48 per share, for an aggregate redemption amount of $182,460,109. After the satisfaction of such redemptions, the balance in the Company’s trust account was approximately $58,660,352 (including interest not previously released to the Company but net of expected franchise and income taxes payable). For the six months ended June 30, 2023, $640,000
w
as been deposited in the Trust Account to extend the Termination Date to July 28, 2023.
 On July 25, 2023, $160,000 was deposited in the Trust Account to extend the Termination Date to August 28, 2023.
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
Whether and to what extent we would be subject to the excise tax will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemptions treated as repurchases in connection with a Business Combination, (iii) the structure of a Business Combination and whether any such transaction closes, (iv) the nature and amount of any private investment in public equity (“PIPE”) or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination), (v) whether we consummate a Business Combination, and (vi) the content of regulations and other guidance issued by the Treasury. It is possible that the Company will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with a Business Combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the Treasury, redemptions in complete liquidation of the Company). As mentioned, the excise tax is imposed on the repurchasing corporation itself, not the stockholders from which stock is repurchased. The imposition of the excise tax (including as a result of holders of public shares electing to exercise their redemption rights in connection with a Business Combination) could, however, reduce the amount of cash available to the Company to pay redemptions (or the cash contribution to the target business in connection with a Business combination, which could hinder the Company’s ability to complete a Business Combination or cause the other shareholders of the combined company to economically bear the impact of such excise tax).

Liquidity and Capital Resources
As of June 30, 2023, the Company had $1,209,140 in its operating bank account and a working capital deficit of $4,334,138 (excluding taxes payable, which are payable with funds from the Trust Account).
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
The Company has until August 28, 2023, unless otherwise extended pursuant to the Charter and with a monthly additional deposit of $160,000 to the Trust Account, to consummate an initial Business Combination.
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
Proxy Meeting
On March 24, 2023, the Company held an Extension Meeting to, in part, amend its charter to extend its Termination Date from March 28, 2023 (the “Original Termination Date”) to June 28, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Charter Extension Date, by resolution of our board of directors (the “Board”), if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2024 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). For each monthly extension of the Charter Extension Date the Company will deposit $160,000 into the Trust Account. In connection with that vote, the holders of 17,404,506 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.48 per share, for an aggregate redemption amount of $182,460,109. After the satisfaction of such redemptions, the balance in the Company’s trust account was approximately $58,660,352 (including interest not previously released to the Company but net of expected franchise and income taxes payable). As of the filing of this Form
10-Q,
the Company has deposited funds into the Trust Account such that the Termination Date is August 28, 2023.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023, or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,209,140 and $1,151,319 in cash and did not have any cash equivalents as of June 30, 2023 or December 31, 2022.
Investments Held in Trust Account
At June 30, 2023 or December 31, 2022, investments held in the Trust Account include investments substantially held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption
As discussed in Note 3, all of the Class A common stock contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Charter. In accordance with
ASC480-10-S99,
conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its Charter provides that currently the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its Charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. Accordingly, on June 30, 2023 and December 31, 2022, 5,595,494 and 23,000,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($10.70 and $10.40 per share at June 30, 2023 and December 31, 2022, respectively) at the end of each reporting period. Such changes are reflected in additional paid-in capital,
or in the absence of additional capital, in accumulated deficit.
Net (Loss) Income Per Common Stock
The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 23,200,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted (loss) earnings per common stock for the three and six months ended June 30, 2023 and 2022, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per common stock for each class of common stock.

	For the three months ended June 30,
	2023	2022
Net (loss) income	$(132,570)	$3,417,688
Accretion of temporary equity to redemption value	(676,567)	(63,680)

Net (loss) income including accretion of temporary equity to redemption value	$(809,137)	$3,354,008

	For the six months ended June 30,
	2023	2022
Net income	$430,218	$8,446,312
Accretion of temporary equity to redemption value	(3,050,660)	(63,680)

Net (loss) income including accretion of temporary equity to redemption value	$(2,620,442)	$8,382,632

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share of common stock:
Numerator:

Allocation of net (loss) income	$(399,059)	$(410,078)	$2,683,206	$670,802

Denominator:
Weighted-average shares outstanding	5,595,494	5,750,000	23,000,000	5,750,000

Basic and diluted net (loss) income per common stock	$(0.07)	$(0.07)	$0.12	$0.12

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share of common stock:
Numerator:

Allocation of net (loss) income	$(1,832,978)	$(787,464)	$6,706,106	$1,676,526

Denominator:
Weighted-average shares outstanding	13,384,251	5,750,000	23,000,000	5,750,000

Basic and diluted net (loss) income per common stock	$(0.14)	$(0.14)	$0.29	$0.29

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, other than the warrant liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature. As of June 30, 2023 and December 31, 2022, the Company reported warrants issued at the consummation of the Public Offering at their fair value.
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
Warrants
The Company accounts for the 23,200,000 warrants issued in connection with the Public Offering and Private Placement Warrants in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. At June 30, 2023 and December 31, 2022, the Company recognized a warrant liability of $232,000 and $928,000, respectively, to present the Public Warrants and Private Placement Warrants at fair value. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets. Such warrant classification is also subject to re-evaluation
at each reporting period.
Working Capital Loan Conversion Option
One of the Company’s Promissory Notes was entered into on December 28, 2022, whereby the Sponsor agreed to loan the Company $2,300,000 in connection with the extension of the date by which the Company has to consummate a Business Combination from December 28, 2022, to March 28, 2023. At the option of the Sponsor, up to $1,500,000 of the Convertible Note may be converted into warrants of the Company at a price of $1.00 per warrant (1,500,000 warrants) with each Warrant exercisable for one share of Class A common stock, $0.0001 par value per share (“Convertible Note” or “Working Capital Loan”). The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2023 and December 31, 2022, there was $2,300,000 outstanding under the Working Capital Loans. This amount is reported on the balance sheet as promissory notes to related party. The Working Capital Loan Conversion Option qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value. As of June 30, 2023 and December 31, 2022, the value of the Working Capital Loan Conversion Option was $0.

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
As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 1,705.16% and 60.04% for the three and six months ended June 30, 2023, respectively, and 0.82% and 0.33% for the three and six months ended June 30, 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets and the change in the fair value of the warrant liabilities.
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
which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2023.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
and accumulated deficit.
As of June 30, 2023 and December 31, 2022, the Class A common stock reflected on the balance sheets are reconciled in the following table:

Contingently redeemable common stock at January 1, 2022	$234,600,000
Plus:
Accretion to redemption value from earnings	2,385,445
Accretion to redemption value from additional funding	2,300,000

Contingently redeemable common stock at December 31, 2022	239,285,445
Less:
Redemptions	(182,460,109)
Plus:
Accretion of carrying value to redemption value	2,410,660
Accretion to redemption value from additional funding	640,000

Contingently redeemable common stock at June 30, 2023	$59,875,996
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
The initial stockholders, officers and directors have agreed not to transfer, assign or sell any founder shares held by them until the earlier to occur of: (1) one year after the completion of the initial Business Combination; or (2) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements the Sponsor with respect to any founder shares(the “Lock-up”). Notwithstanding
the foregoing, if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day
period commencing at least 150 days after the initial Business Combination, the founder shares will be released from the lock-up.
Promi
ssory Not
e — Related Party
In March 2023 the Company borrowed $835,719 and formalized a promissory note with the Sponsor in May 2023. At June 30, 2023, the Company had borrowed $995,719 under the promissory note (“Note”). The Note does not bear interest and matures upon closing of the Company’s Business Combination. In the event that the Company does not complete a Business Combination, the Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s IPO, or will be forfeited, eliminated or otherwise forgiven. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.
Working Capital Loans
On December 28, 2022, the Company issued the Convertible Note in the principal amount of $2,300,000 to the Company’s Sponsor in connection with the extension of the date by which the Company has to consummate a Business Combination from December 28, 2022, to March 28, 2023. The Convertible Note is
non-interest
bearing, unsecured and due at the time of an initial Business Combination. If a Business Combination is not completed, the Company may not use funds in the Trust Account to repay the Convertible Note. Additionally, upon consummation of a Business Combination, up to $1,500,000 of the Convertible Note may be converted into warrants of the Company at a price of $1.00 per warrant with each Warrant exercisable for one share of Class A common stock, $0.0001 par value per share. The warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of June 30, 2023 and December 31, 2022, there is $2,300,000 outstanding under the Convertible Note.
Administrative Service Fee
The Company has entered into an administrative services agreement pursuant to which the Company will pay of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company incurred and accrued $30,000 and $60,000 in administrative service fees, respectively, of which were included in due to related party. For the three and six months ended June 30, 2022, the Company incurred and accrued $30,000 and $60,000 in administrative service fees, respectively, of which were included in due to related party.
Note 5 — Recurring Fair Value Measurements
Investment Held in Trust Account
At June 30, 2023 and December 31, 2022, investments held in the Trust Account were held in a money market fund that invests in U.S. government treasury securities. The Company reports this fund at fair market value.

Warrants
Under the guidance in
ASC815-40
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
At June 30, 2023 and December 31, 2022, the terms and conditions of the Company’s Private Placement Warrants are substantially the same as the Company’s Public Warrants. As such, they are economically equivalent and the Company’s warrant liability for the Private Placement Warrants is based on the price of the Company’s Public Warrants. The fair value of the Private Placement Warrants liability is classified within Level 2 of the fair value hierarchy at June 30, 2023 and December 31, 2022.
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
The following tables presents fair value information as of June 30, 2023 and December 31, 2022 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2023
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$60,184,368	$—	$—

Liabilities:
Working Capital Loan Conversion Option	$—	$—	$—
Public Warrants	115,000	—	—
Private Placement Warrants	—	117,000	—

	$115,000	$117,000	$—

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$239,365,794	$—	$—

Liabilities:
Working Capital Loan Conversion Option	$—	$—	$—
Public Warrants	460,000	—	—
Private Placement Warrants	—	468,000	—

	$460,000	$468,000	$—

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
Attorney Fees
At June 30, 2023 and December 31, 2022, the company has owes $100,000 and $400,000, respectively, in attorney fees reported in accounts payable and accrued expenses on the condensed balance sheet. These fees are contingent on the consummation of a Business Combination.
Note 7 — Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were no shares issued or outstanding excluding 5,595,494 and 23,000,000 shares of Class A common stock issued or outstanding that are subject to possible redemption, respectively.
Class B Common Stock
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding.
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
On July 25, 2023, $160,000 was deposited in the
Trust Account to extend the Termination Date to August 28, 2023.

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

On March 24, 2023 our stockholders voted to amend our amended and restated certificate of incorporation (the “Charter”) to extend the date (the “Termination Date”) by which we have to consummate a Business Combination (the “Charter Extension”) from March 28, 2023 (the “Original Termination Date”) to June 28, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Charter Extension Date, by resolution of our board of directors (the “Board”), if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2024 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). For each monthly extension of the Charter Extension Date we will deposit $160,000 into the Trust Account. For the six months ended June 30, 2023, $640,000 was been deposited in the Trust Account to extend the Termination Date to July 28, 2023. On July 25, 2023, $160,000 was deposited in the Trust Account to extend the Termination Date to August 28, 2023.

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

Liquidity and Capital Resources

As of June 30, 2023, we had $1,209,140 in our operating bank account and working capital deficit of $4,334,138 (excluding income and Delaware franchise taxes).

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

It is uncertain that we will be able to consummate an initial business combination within 12 months from the issuance date of these financial statements or obtain additional loans from the Sponsor. If an initial Business Combination is not consummated by the required date of August 28, 2023, there will be a mandatory liquidation and subsequent dissolution. In the event of a dissolution, we anticipate a shortfall of liquidity. Our anticipated shortfall of sufficient liquidity to meet our current and future estimated financial obligations raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. We plan to address this uncertainty through loans and through consummation of our initial Business Combination. There is no assurance that loans will be available to us or that our plans to consummate an initial Business Combination will be successful.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements.

Risks and Uncertainties

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

Whether and to what extent we would be subject to the excise tax will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemptions treated as repurchases in connection with a Business Combination, (iii) the structure of a Business Combination and whether any such transaction closes, (iv) the nature and amount of any private investment in public equity (“PIPE”) or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination), (v) whether we consummate a Business Combination, and (vi) the content of regulations and other guidance issued by the Treasury. It is possible that the Company will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with a Business Combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the Treasury, redemptions in complete liquidation of the Company). As mentioned, the excise tax is imposed on the repurchasing corporation itself, not the stockholders from which stock is repurchased. The imposition of the excise tax (including as a result of holders of public shares electing to exercise their redemption rights in connection with a Business Combination) could, however, reduce the amount of cash available to the Company to pay redemptions (or the cash contribution to the target business in connection with a Business combination, which could hinder the Company’s ability to complete a Business Combination or cause the other shareholders of the combined company to economically bear the impact of such excise tax).

Results of Operations

As of June 30, 2023, we had not commenced any operations. All activity for the period from March 9, 2021 (inception) through June 30, 2023 relates to our formation and the Public Offering, and, since the closing of the Public Offering, a search for a Business Combination candidate. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net loss of $132,570, which consisted of operating costs amounting to $2,336,354 and provision for income tax of $140,829, partially offset by $1,624,000 of a change in fair value of warrant liability, interest income earned on investments held in the Trust Account of $707,397 and the Company’s operating bank interest income of $13,216.

For the three months ended June 30, 2022, we had net income of $3,417,688, which consisted of $3,480,000 of a change in fair value of warrant liability, interest income earned on investments held in the Trust Account of $317,003 and the Company’s operating bank interest income of $193, partially offset by operating costs amounting to $351,290 and provision for income tax of $28,218.

For the six months ended June 30, 2023, we had net income of $430,218, which consisted of interest income earned on investments held in the Trust Account of $3,157,684 and the Company’s operating bank interest income of $21,349, $696,000 of a change in fair value of warrant liability, partially offset by operating costs amounting to $2,798,331 and provision for income tax of $646,484.

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

Administrative Services Agreement

We agreed to pay our Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the three and six months ended June 30, 2023, $30,000 and $60,000 was incurred for the administrative service fee, respectively. For the three and six months ended June 30, 2022, $30,000 and $60,000 was incurred for the administrative service fee, respectively.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

DIRECT SELLING ACQUISITION CORP.

Date: August 14, 2023	/s/ Dave Wentz
Dave Wentz
Chief Executive Officer