Form 10-Q
period 2023-09-30
Direct Selling Acquisition Corp.
filed 2023-11-14
CIK 1871745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
the Exchange Act).    Yes  ☒    No  ☐
As of Novembe
r 14
, 2023, there were 5,595,494 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

DIRECT SELLING ACQUISITION CORP.

Form 10-Q For the Quarter Ended September 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DIRECT SELLING ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$859,286	$1,151,319
Prepaid expenses	6,785	114,915

Total current assets	866,071	1,266,234
Investments held in Trust Account	61,439,377	239,365,794

Total Assets	$62,305,448	$240,632,028

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Liabilities:
Franchise taxes payable	$68,800	$68,880
Federal income taxes payable	1,448,368	646,912
Due to related party	667	667
Promissory notes to related party	3,775,719	2,300,000
Excise tax payable	1,829,791	—
Accounts payable and accrued expenses	2,308,745	432,844

Total current liabilities	9,432,090	3,449,303
Warrant liability	464,000	928,000
Deferred underwriters’ discount	8,050,000	8,050,000

Total Liabilities	17,946,090	12,427,303

Commitments and Contingencies (Note 6)
Redeemable Class A common stock subject to possible redemption, 5,595,494 and 23,000,000 shares at redemption value at September 30, 2023 and December 31, 2022, respectively	60,926,032	239,285,445
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; none issued or outstanding (excluding 5,595,494 and 23,000,000 shares subject to redemption at September 30, 2023 and December 31, 2022, respectively)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(16,567,249)	(11,081,295)

Total Stockholders’ Deficit	(16,566,674)	(11,080,720)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$62,305,448	$240,632,028

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating costs	$386,678	$431,682	$3,185,009	$1,575,253

Loss from operations	(386,678)	(431,682)	(3,185,009)	(1,575,253)
Other income (expense):
Bank interest income	12,957	1,303	34,306	1,521
Interest earned on investments held in Trust Account	775,008	1,058,397	3,932,692	1,396,280
Change in fair value of warrant liability	(232,000)	928,000	464,000	10,208,000

Total other income, net	555,965	1,987,700	4,430,998	11,605,801
Income before provision for income taxes	169,287	1,556,018	1,245,989	10,030,548
Provision for income taxes	(154,972)	(212,037)	(801,456)	(240,255)

Net income	$14,315	$1,343,981	$444,533	$9,790,293

Weighted average shares outstanding of Class A common stock	5,595,494	23,000,000	10,759,468	23,000,000

Basic and diluted net (loss) income per share, Class A common stock	$(0.09)	$0.02	$(0.22)	$0.31

Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net (loss) income per share, Class B common stock	$(0.09)	$0.02	$(0.22)	$0.31

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B common stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Capital
Balance as of December 31, 2022	5,750,000	$575	$—	$(11,081,295)	$(11,080,720)
Accretion of carrying value to redemption value	—	—	—	(2,374,093)	(2,374,093)
Net income	—	—	—	562,788	562,788

Balance as of March 31, 2023 (unaudited)	5,750,000	575	—	(12,892,600)	(12,892,025)
Accretion of carrying value to redemption value	—	—	—	(676,567)	(676,567)
Net loss	—	—	—	(132,570)	(132,570)

Balance as of June 30, 2023 (unaudited)	5,750,000	575	—	(13,701,737)	(13,701,162)
Accretion of carrying value to redemption value	—	—	—	(1,050,036)	(1,050,036)
Excise tax payable attributable to redemption of common stock	—	—	—	1,829,791	1,829,791
Net income	—	—	—	14,315	14,315

Balance as of September 30, 2023 (unaudited)	5,750,000	$575	$—	$(16,567,249)	$(16,566,674)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B common stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Capital
Balance as of December 31, 2021	5,750,000	$575	$—	$(17,974,760)	$(17,974,185)
Net income	—	—	—	5,028,624	5,028,624

Balance as of March 31, 2022 (unaudited)	5,750,000	575	—	(12,946,136)	(12,945,561)
Accretion of carrying value to redemption value	—	—	—	(63,680)	(63,680)
Net income	—	—	—	3,417,688	3,417,688

Balance as of June 30, 2022 (unaudited)	5,750,000	575	—	(9,592,128)	(9,591,553)
Accretion of carrying value to redemption value	—	—	—	(796,360)	(796,360)
Net income	—	—	—	1,343,981	1,343,981

Balance as of September 30, 2022 (unaudited)	5,750,000	$575	$—	$(9,044,507)	$(9,043,932)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$444,533	$9,790,293
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(464,000)	(10,208,000)
Interest earned on investments held in Trust Account	(3,932,692)	(1,396,280)
Changes in current assets and liabilities:
Prepaid assets	108,130	526,253
Other liabilities	—	395,829
Due to related party	—	30,000
Taxes payable	801,376	232,008
Accrued offering costs and expenses	1,875,901	14,750

Net cash used in operating activities	(1,166,752)	(615,147)

Cash flows from investing activities:
Withdraw from Trust Account to pay taxes	519,000	294,568
Withdraw from Trust Account for redemptions of stock	182,460,109	—
Funding of Trust Account	(1,120,000)	—

Net cash provided by investing activities	181,859,109	294,568

Cash flows from financing activities:
Redemption of Class A common stock subject to possible redemption	(182,460,109)	—
Proceeds from issuance of promissory note to related party	1,475,719	—

Net cash used in financing activities	(180,984,390)	—

Net change in cash	(292,033)	(320,579)
Cash, beginning of the period	1,151,319	1,041,948

Cash, end of the period	$859,286	$721,369

Supplemental disclosure of non-cash financing activities:
Accretion of carrying value to redemption value	$4,100,696	$860,040
Excise tax payable attributable to redemption of common stock	$1,829,791	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
As of September 30, 2023, the Company had not commenced operations. All activity for the period from March 9, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (the “Public Offering”). The Company will not generate operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Public Offering.
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
With the December 28, 2022 deposit into the Trust Account for a three-month extension of $2,300,000 ($0.10 per share), the Company had 18 months (or March 28, 2023) from the closing of the Public Offering, or any extended period of time that the Company may have, to consummate an initial Business Combination as a result of an amendment to the Company’s Charter (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.
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
In connection with the Company’s stockholders’ vote on March 24, 2023, the holders of 17,404,506 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.48 per share, for an aggregate redemption amount of $182,460,109. After the satisfaction of such redemptions, the balance in the Company’s trust account was approximately $58,660,352 (including interest not previously released to the Company but net of expected franchise and income taxes payable). For the nine months ended September 30, 2023, $1,120,000 has been deposited in the Trust Account to extend the Termination Date to October 28, 2023. On October 27, 2023, $160,000 was deposited in the Trust Account to extend the Termination Date to November 28, 2023.
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
Whether and to what extent we would be subject to the excise tax will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemptions treated as repurchases in connection with a Business Combination, (iii) the structure of a Business Combination and whether any such transaction closes, (iv) the nature and amount of any private investment in public equity (“PIPE”) or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination), (v) whether we consummate a Business Combination, and (vi) the content of regulations and other guidance issued by the Treasury. It is possible that the Company will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with a Business Combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the Treasury, redemptions in complete liquidation of the Company). As mentioned, the excise tax is imposed on the repurchasing corporation itself, not the stockholders from which stock is repurchased. The imposition of the excise tax (including as a result of holders of public shares electing to exercise their redemption rights in connection with a Business Combination) could, however, reduce the amount of cash available to the Company to pay redemptions (or the cash contribution to the target business in connection with a Business combination, which could hinder the Company’s ability to complete a Business Combination or cause the other shareholders of the combined company to economically bear the impact of such excise tax). At the time of the redemptions, management believed the company would consummate a Business Combination by December 31, 2023, thus negating much, if not all, of the potential excise tax liability related to the redemptions of the Company’s common stock in March 2023. At September 30, 2023, the parties to the LOI are actively working through the LOI and the Company’s management believes there is uncertainty that a Business Combination will be consummated as of December 31, 2023. Based on this change in the outlook for the Company, an excise tax liability was recognized. Any reduction in the tax liability due to a subsequent stock issuance, or an event giving rise to an exception, that occurs within a tax year should be recorded in the period of such stock issuance or event giving rise to an exception. For the nine months ended September 30, 2023 and 2022, the Company has recognized $1,829,791 and $0, respectively, in excise tax payable related to share redemptions. In accordance with ASC
340-10-S99-1,
the liability does not impact the condensed statements of operations and is offset against accumulated deficit because additional paid-in
capital is not available.

Liquidity and Capital Resources
As of September 30, 2023, the Company had $859,286 in its operating bank account and a working capital deficit of $8,566,019.
In order to finance transaction costs in connection with a Business Combination or any extension of the deadline by which the Company must consummate its initial Business Combination or liquidate, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligation to, loan the Company funds as may be required (the “Working Capital Loans”). The Company has entered into promissory notes (“Promissory Notes”) with the Sponsor for a total of $3,775,719. These Notes bear no interest and are due upon liquidation or consummation of an initial Business Combination. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.
As of the date of this filing, the Company has until November 28, 2023, unless otherwise extended pursuant to the Charter and with a monthly additional deposit of $160,000 to the Trust Account, to consummate an initial Business Combination.
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
the Company has deposited funds into the Trust Account such that the Termination Date is November 28, 2023.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023, or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $859,286 and $1,151,319 in cash and did not have any cash equivalents as of September 30, 2023 or December 31, 2022.
Investments Held in Trust Account
At September 30, 2023 and December 31, 2022, investments held in the Trust Account include investments substantially held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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
conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its Charter provides that currently the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its Charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. Accordingly, on September 30, 2023 and December 31, 2022, 5,595,494 and 23,000,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($10.89 and $10.40 per share at September 30, 2023 and December 31, 2022, respectively) at the end of each reporting period. Such changes are reflected in additional paid-in capital,
or in the absence of additional capital, in accumulated deficit.
Net (Loss) Income Per Common Stock
The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 23,200,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per common stock for the three and nine months ended September 30, 2023 and 2022, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per common stock for each class of common stock.

	For the three months ended September 30,
	2023	2022
Net income	$14,315	$1,343,981
Accretion of temporary equity to redemption value	(1,050,036	(796,360)
Net (loss) income including accretion of temporary equity to redemption value	$(1,035,721)	$547,621

	For the nine months ended September 30,
	2023	2022
Net income	$444,533	$9,790,293
Accretion of temporary equity to redemption value	(4,100,696)	(860,040)
Net (loss) income including accretion of temporary equity to redemption value	$(3,656,163)	$8,930,253

	For the Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share of common stock:
Numerator:
Allocation of net (loss) income	$(510,808)	$(524,913)	$438,097	$109,524
Denominator:
Weighted-average shares outstanding	5,595,494	5,750,000	23,000,000	5,750,000
Basic and diluted net (loss) income per common stock	$(0.09)	$(0.09)	$0.02	$0.02

	For the Nine Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share of common stock:
Numerator:
Allocation of net (loss) income	$(2,382,776)	$(1,273,387)	$7,144,202	$1,786,051
Denominator:
Weighted-average shares outstanding	10,759,468	5,750,000	23,000,000	5,750,000
Basic and diluted net (loss) income per common stock	$(0.22)	$(0.22)	$0.31	$0.31

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, other than the warrant liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature. As of September 30, 2023 and December 31, 2022, the Company reported warrants issued at the consummation of the Public Offering at their fair value.
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are deriv
a
tives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined its public warrants, Private Placement Warrants, and Working Capital Loans Conversion Option are derivative instruments.
Warrants
The Company accounts for the 23,200,000 warrants issued in connection with the Public Offering and Private Placement Warrants in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. At September 30, 2023 and December 31, 2022, the Company recognized a warrant liability of $464,000 and $928,000, respectively, to present the Public Warrants and Private Placement Warrants at fair value. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets. Such warrant classification is also subject to re-evaluation
at each reporting period.
Working Capital Loan Conversion Option
One of the Company’s Promissory Notes was entered into on December 28, 2022, whereby the Sponsor agreed to loan the Company $2,300,000 in connection with the extension of the date by which the Company has to consummate a Business Combination from December 28, 2022, to March 28, 2023. At the option of the Sponsor, up to $1,500,000 of the Convertible Note may be converted into warrants of the Company at a price of $1.00 per warrant (1,500,000 warrants) with each Warrant exercisable for one share of Class A common stock, $0.0001 par value per share (“Convertible Note” or “Working Capital Loan”). The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2023 and December 31, 2022, there was $2,300,000 outstanding under the Working Capital Loans. This amount is reported on the balance sheet as promissory notes to related party. The Working Capital Loan Conversion Option qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value. As of September 30, 2023 and December 31, 2022, the value of the Working Capital Loan Conversion Option was $0.

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
As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 91.54% and 64.32% for the three and nine months ended September 30, 2023, respectively, and 16.67% and 2.47% for the three and nine months ended September 30, 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets and the change in the fair value of the warrant liabilities.
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
which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2023.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
and accumulated deficit.
As of September 30, 2023 and December 31, 2022, the Class A common stock reflected on the balance sheets are reconciled in the following table:

Contingently redeemable common stock at January 1, 2022	$234,600,000
Plus:
Accretion to redemption value from earnings	2,385,445
Accretion to redemption value from additional funding	2,300,000

Contingently redeemable common stock at December 31, 2022	239,285,445
Less:
Redemptions	(182,460,109)
Plus:
Accretion of carrying value to redemption value	2,980,696
Accretion to redemption value from additional funding	1,120,000

Contingently redeemable common stock at September 30, 2023	$60,926,032

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
Promissory Note — Related Party
In May 2023 the Company formalized a promissory note with the Sponsor. As of September 30, 2023, the Company had borrowed $1,475,719 under the promissory note (“Note”). The Note does not bear interest and matures upon closing of the Company’s Business Combination. In the event that the Company does not complete a Business Combination, the Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s IPO, or will be forfeited, eliminated or otherwise forgiven. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.
Working Capital Loans
On December 28, 2022, the Company issued the Convertible Note in the principal amount of $2,300,000 to the Company’s Sponsor in connection with the extension of the date by which the Company has to consummate a Business Combination from December 28, 2022, to March 28, 2023. The Convertible Note is
non-interest
bearing, unsecured and due at the time of an initial Business Combination. If a Business Combination is not completed, the Company may not use funds in the Trust Account to repay the Convertible Note. Additionally, upon consummation of a Business Combination, up to $1,500,000 of the Convertible Note may be converted into warrants of the Company at a price of $1.00 per warrant with each Warrant exercisable for one share of Class A common stock, $0.0001 par value per share. The warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of September 30, 2023 and December 31, 2022, there is $2,300,000 outstanding under the Convertible Note.
Administrative Service Fee
The Company has entered into an administrative services agreement pursuant to which the Company will pay of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2023, the Company incurred and accrued $30,000 and $90,000 in administrative service fees, respectively, of which were included in due to related party. For the three and nine months ended September 30, 2022, the Company incurred and accrued $30,000 and $90,000 in administrative service fees, respectively, of which were included in due to related party.
Note 5 — Recurring Fair Value Measurements
Investment Held in Trust Account
At September 30, 2023 and December 31, 2022, investments held in the Trust Account were held in a money market fund that invests in U.S. government treasury securities. The Company reports this fund at fair market value.

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
At September 30, 2023 and December 31, 2022, the terms and conditions of the Company’s Private Placement Warrants are substantially the same as the Company’s Public Warrants. As such, they are economically equivalent and the Company’s warrant liability for the Private Placement Warrants is based on the price of the Company’s Public Warrants. The fair value of the Private Placement Warrants liability is classified within Level 2 of the fair value hierarchy at September 30, 2023 and December 31, 2022.
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
The following tables presents fair value information as of September 30, 2023 and December 31, 2022 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2023
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$61,439,377	$—	$—
Liabilities:
Working Capital Loan Conversion Option	$—	$—	$—
Public Warrants	230,000	—	—
Private Placement Warrants	—	234,000	—

	$230,000	$234,000	$—

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$239,365,794	$—	$—
Liabilities:
Working Capital Loan Conversion Option	$—	$—	$—
Public Warrants	460,000	—	—
Private Placement Warrants	—	468,000	—

	$460,000	$468,000	$—

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
Attorney Fees
At September 30, 2023 and December 31, 2022, the company owes $100,000 and $400,000, respectively, in attorney fees reported in accounts payable and accrued expenses on the condensed balance sheet. These fees are contingent on the consummation of a Business Combination.
Note 7 — Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were no shares issued or outstanding excluding 5,595,494 and 23,000,000 shares of Class A common stock issued or outstanding that are subject to possible redemption, respectively.
Class B Common Stock
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding.
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
basis.
Note 8 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than noted below.
On October 27, 2023, $160,000 was deposited in the Trust Account to extend the Termination Date to November 28, 2023.

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

On March 24, 2023 our stockholders voted to amend our amended and restated certificate of incorporation (the “Charter”) to extend the date (the “Termination Date”) by which we have to consummate a Business Combination (the “Charter Extension”) from March 28, 2023 (the “Original Termination Date”) to June 28, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Charter Extension Date, by resolution of our board of directors (the “Board”), if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2024 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). For each monthly extension of the Charter Extension Date we will deposit $160,000 into the Trust Account. For the nine months ended September 30, 2023, $1,120,000 was been deposited in the Trust Account to extend the Termination Date to October 28, 2023. On October 27, 2023, $160,000 was deposited in the Trust Account to extend the Termination Date to November 28, 2023.

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

Liquidity and Capital Resources

As of September 30, 2023, we had $859,286 in our operating bank account and working capital deficit of $8,566,019.

In order to finance transaction costs in connection with a Business Combination or any extension of the deadline by which the Company must consummate its initial Business Combination or liquidate, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. The Company has entered into promissory notes (“Promissory Notes”) with the Sponsor for a total of $3,775,719. These Notes bear no interest and are due upon liquidation or consummation of an initial Business Combination. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements.

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

Whether and to what extent we would be subject to the excise tax will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemptions treated as repurchases in connection with a Business Combination, (iii) the structure of a Business Combination and whether any such transaction closes, (iv) the nature and amount of any private investment in public equity (“PIPE”) or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination), (v) whether we consummate a Business Combination, and (vi) the content of regulations and other guidance issued by the Treasury. It is possible that the Company will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with a Business Combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the Treasury, redemptions in complete liquidation of the Company). As mentioned, the excise tax is imposed on the repurchasing corporation itself, not the stockholders from which stock is repurchased. The imposition of the excise tax (including as a result of holders of public shares electing to exercise their redemption rights in connection with a Business Combination) could, however, reduce the amount of cash available to the Company to pay redemptions (or the cash contribution to the target business in connection with a Business combination, which could hinder the Company’s ability to complete a Business Combination or cause the other shareholders of the combined company to economically bear the impact of such excise tax). At the time of the redemptions, management believed the company would consummate a Business Combination by December 31, 2023, thus negating much, if not all, of the potential excise tax liability related to the redemptions of the Company’s common stock in March 2023. At September 30, 2023, the parties to the LOI are actively working through the LOI and the Company’s management believes there is uncertainty that a Business Combination will be consummated as of December 31, 2023. Based on this change in the outlook for the Company, an excise tax liability was recognized. Any reduction in the tax liability due to a subsequent stock issuance, or an event giving rise to an exception, that occurs within a tax year should be recorded in the period of such stock issuance or event giving rise to an exception. For the nine months ended September 30, 2023 and 2022, the Company has recognized $1,829,791 and $0, respectively, in excise tax payable related to share redemptions. In accordance with ASC 340-10-S99-1, the liability does not impact the condensed statements of operations and is offset against accumulated deficit because additional paid-in capital is not available.

Results of Operations

As of September 30, 2023, we had not commenced any operations. All activity for the period from March 9, 2021 (inception) through September 30, 2023 relates to our formation and the Public Offering, and, since the closing of the Public Offering, a search for a Business Combination candidate. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of $14,315, which consisted of, interest income earned on investments held in the Trust Account of $775,008 and the Company’s operating bank interest income of $12,957, partially offset by operating costs amounting to $386,678, provision for income tax of $154,972 and $232,000 of a change in fair value of warrant liability.

For the three months ended September 30, 2022, we had net income of $1,343,981, which consisted of $928,000 of a change in fair value of warrant liability, interest income earned on investments held in the Trust Account of $1,058,397 and the Company’s operating bank interest income of $1,303, partially offset by operating costs amounting to $431,682 and provision for income tax of $212,037.

For the nine months ended September 30, 2023, we had net income of $444,533, which consisted of interest income earned on investments held in the Trust Account of $3,932,692 and the Company’s operating bank interest income of $34,306, and $464,000 of a change in fair value of warrant liability, partially offset by operating costs amounting to $3,185,009 and provision for income tax of $801,456.

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

Administrative Services Agreement

We agreed to pay our Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the three and nine months ended September 30, 2023, $30,000 and $90,000 was incurred for the administrative service fee, respectively. For the three and nine months ended September 30, 2022, $30,000 and $90,000 was incurred for the administrative service fee, respectively.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

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

DIRECT SELLING ACQUISITION CORP.

Date: November 14, 2023	/s/ Dave Wentz
Dave Wentz
Chief Executive Officer