Form 10-K
period 2023-12-31
Direct Selling Acquisition Corp.
filed 2024-04-01
CIK 1871745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-
K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM [•] TO [•]
COMMISSION FILE NUMBER001-40831

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
the Act). Yes ☒ No ☐
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock, $0.0001 par value per share, on such date, as reported on the New York Stock Exchange was approximately 59,759,875.
As of April
1
, 2024, the Registrant had 8,471,283 shares of its Class A common stock, $0.0001 par value per share, and 1000 shares of its Class B common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the impact of any epidemics, pandemics disease outbreaks or quarantines, including the resurgence of new variants of COVID-19 on our ability to consummate an initial business combination;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	global economic conditions and geopolitical events including Russia’s invasion of Ukraine or the Israel-Hamas War;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance following our Public Offering.

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

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent increases in inflation, epidemics, pandemics, disease outbreaks or quarantines, including the resurgence of new variants of COVID-19 outbreak and the status of debt and equity markets.

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

•

The SEC has recently issued final rules relating to certain activities of SPACs. Certain of the procedures that we, Hunch Mobility (as defined below) or others may determine to undertake in connection with such rules may increase our costs and the time needed to complete the Business Combination (as defined below).

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

PART I

References in this report to “we,” “us”, “our”, “DSAQ” or the “Company” refer to Direct Selling Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to DSAC Partners LLC, a Delaware limited liability company.

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

Upon the closing of the Public Offering and the Private Placement, $234,600,000 was placed in a trust account with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee (the “Trust Account”).

After the payment of underwriting discounts and commissions (excluding the deferred portion of $8,050,000 in underwriting discounts and commissions payable upon consummation of our initial business combination if consummated) and approximately $490,543 in expenses relating to the Public Offering, approximately $1,537,621 of the net proceeds of the Public Offering and Private Placement was not deposited into the Trust Account and was initially available to us for working capital purposes. As of March 25, 2024, there was approximately $63,562,674 in investments and cash held in the Trust Account.

The proceeds held in the Trust Account were previously invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. However, prior to the 24-month anniversary of the consummation of our Public Offering, we instructed Continental to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and have maintained the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. Interest on the deposit account is currently 3.5-4.0% per annum, but such deposit account carries a variable rate and we cannot assure you that such rate will not decrease or increase significantly.

On March 17, 2023, we announced that we entered into a non-binding letter of intent (“LOI”) for a potential business combination with a private company in the urban mobility sector. No assurances can be made that we will be successful in completing the business combination.

On March 24, 2023, we held a special meeting of stockholders (the “First Extension Meeting”) to, in part, amend our amended and restated certificate of incorporation to extend the date by which we have to consummate a business combination from March 28, 2023 (the “Original Termination Date”) to June 28, 2023 (the “Previous Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Previous Charter Extension Date, by resolution of our board of directors (the “Board”), if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2024 or a total of up to twelve months after the Original Termination Date, unless the closing of a business combination shall have occurred prior thereto. For each monthly extension of the Previous Charter Extension Date we deposited $160,000 into the Trust Account. In connection with that vote, the holders of 17,404,506 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.48 per share, for an aggregate redemption amount of approximately $182,460,110. After the satisfaction of such redemptions, the balance in our trust account was approximately $58,660,352 (including interest not previously released to the Company but net of expected franchise and income taxes payable).

On March 28, 2024, we held a stockholder meeting (the “Second Extension Meeting”) to amend the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”) to (i) extend the date by which the Company has to consummate a business combination from March 28, 2024 (the “Termination Date”) to April 28, 2024 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis up to eleven times by an additional one month each time after the Charter Extension Date, by resolution of the Board if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2025 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Termination Date, unless the closing of a business combination shall have occurred prior thereto (the “Extension Amendment Proposal”); (ii) eliminate from the Certificate of Incorporation the limitation that the Company may not redeem Class A Common Stock (as defined herein) to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,0001 in order to allow the Company to redeem Class A Common Stock irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal”); and (iii) provide for the right of a holder of the Class B common stock, par value $0.0001 (“Class B Common Stock) to convert such Class B Common Stock into the Class A Common Stock on a one-for-one basis prior to the closing of a business combination at the election of the holder (the “Founder Share Amendment Proposal”). Additionally, a proposal to adjourn the Second Extension Meeting to a later date or dates would be presented to stockholders, if necessary, (a) to adjourn the Second Extension Meeting to a later date or dates, if necessary, (i) to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Second Extension Meeting, there are insufficient shares of Class A Common Stock and Class B Common Stock in the capital of the Company represented (either in person or by proxy) to constitute a quorum necessary to conduct business at the Second Extension Meeting or at the time of the Second Extension Meeting to approve the Extension Amendment Proposal, the Redemption Limitation, or the Founder Share Amendment Proposal or (ii) where the Board has determined it is otherwise necessary (the “Adjournment Proposal”).

In connection with the vote held on March 28, 2024, the holders of 2,873,211 Class A Common Stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $11.16 per share, for an aggregate redemption amount of approximately $32,066,629.79. After the satisfaction of such redemptions, the balance in our trust account was approximately $30,382,189.52 (including interest not previously released to the Company but net of expected franchise and income taxes payable).

The Business Combination Agreement

On January 17, 2024, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among Urban Air Mobility Private Limited, a private limited company incorporated under the laws of India and a direct wholly owned subsidiary of PubCo (“IndiaCo”), Hunch Technologies Limited, a private limited company incorporated in Ireland (“PubCo”), FlyBlade (India) Private Limited, a private limited company incorporated under the laws of India (“Hunch Mobility”), and HTL Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of PubCo (“Merger Sub”).

The transactions contemplated by the Business Combination Agreement, including the Merger (as defined below), and the transactions contemplated by the related transaction documents contemplated by the Business Combination Agreement (collectively, the “Transactions”), will constitute a “Business Combination” as contemplated by the Certificate of Incorporation filed with the Delaware Secretary of State on August 23, 2021 (as amended on March 27, 2023). The Merger and the Transactions were unanimously approved by the Board on January 17, 2024. Capitalized terms used but not defined in this Annual Report on Form 10-K have the meanings given to them in the Business Combination Agreement.

Prior to the execution of the Business Combination Agreement, PubCo, IndiaCo and Hunch Mobility consummated a series of reorganization transactions, pursuant to which, among other things, Hunch Mobility transferred all of its assets and liabilities, other than certain exclusions, to IndiaCo on a slump sale basis as a going concern.

In connection with the Merger, prior to the closing of the Transactions (the “Closing”), PubCo will complete a reorganization (such transactions, the “Pre-Closing Reorganization”), pursuant to which, among other things, (i) after receipt of applicable governmental and regulatory consents, Hunch Mobility shall transfer all of the equity securities of Transhermes Aero IFSC Private Limited, a wholly owned subsidiary of Hunch Mobility incorporated in Gujarat International Finance Tec-City under the (Indian) International Financial Services Centres Authority Act, 2019 to IndiaCo, (ii) Hunch Mobility shall promptly undertake any and all steps necessary to complete its voluntary liquidation/winding-up process in accordance with applicable law and (iii) PubCo shall consummate a reverse share split, pursuant to which all equity securities of PubCo will, following the consummation of the Pre-Closing Reorganization and immediately prior to the Merger, be consolidated and result in the aggregate number of Class A ordinary shares in the share capital of PubCo (the “PubCo Class A Ordinary Shares”) and Class B ordinary shares in the share capital of PubCo (the “PubCo Class B Ordinary Shares”) issued and outstanding on a fully-diluted, as converted and as exercised basis (excluding equity securities issued or issuable pursuant to the Convertible Note (as defined below)) being equal to the Pre-Closing Reorganization Consideration (as defined in the Business Combination Agreement), which, in the aggregate, is anticipated to be equal to approximately $150 million.

Representations, Warranties and Covenants

The parties to the Business Combination Agreement have made some representations, warranties and covenants that are customary for transactions of this nature. The representations and warranties of the respective parties to the Business Combination Agreement will not survive the Closing. None of the representations, warranties, covenants, obligations or other agreements in the Business Combination Agreement will survive the Closing, and all such representations, warranties, covenants, obligations or other agreements, including all such rights, will terminate and expire upon the occurrence of the Effective Time (and there will be no liability after the closing of the Merger in respect thereof), except for (a) those covenants and agreements that by their terms expressly apply in whole or in part after the closing of the Merger and then only with respect to any breaches occurring after the Closing and (b) the miscellaneous provisions of the Business Combination Agreement. Accordingly, DSAQ stockholders will not have any indemnification obligations pursuant to the Business Combination Agreement.

The Merger

Following the Pre-Closing Reorganization and pursuant to the Business Combination Agreement, at the Closing, Merger Sub will merge with and into the Company (the “Merger”), pursuant to which the separate corporate existence of Merger Sub will cease, with the Company being the surviving corporation and becoming a wholly owned subsidiary of PubCo. In connection with the Merger, each (i) share of Class A common stock of the Company, par value $0.0001 per share (each a “DSAQ Class A Share”) (ii) share of Class B common stock of the Company, par value $0.0001 per share (each a “DSAQ Class B Share”) and (iii) convertible preferred share of the Company that will be issued pursuant to the Investor Subscription Agreement (as defined below) (each, a “DSAQ Preferred Share” and together with the DSAQ Class A Shares and DSAQ Class B Shares, the “DSAQ Shares”), issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”), other than those held in treasury, will be automatically cancelled and extinguished and converted into the right to receive: (A) with respect to each DSAQ Class A Share and DSAQ Class B Share, one (1) PubCo Class A Ordinary Share, one (1) CVR I, one (1) CVR II and one (1) CVR III, which are described in further detail below, and (B) with respect to each DSAQ Preferred Share, one (1) PubCo Preferred Share. All DSAQ Shares held in treasury will be canceled and extinguished without consideration.

Each unit of the Company issued in the Public Offering that is outstanding immediately prior to the Effective Time will be automatically separated and the holder thereof will be deemed to hold one (1) DSAQ Class A Share and one-half (1/2) of a public warrant of the Company, which underlying securities will be converted as described above.

At the Effective Time, unless otherwise amended by the adoption and approval of an amendment to the Warrant Agreement, dated as of September 23, 2021, by and between DSAQ and Continental (the “DSAQ Warrant Agreement”), to provide that, effective immediately prior to the Effective Time, each DSAQ Warrant will automatically convert into one-fifth (1/5) of one DSAQ Class A Share (with no fractional shares being issued if less than five (5) DSAQ Warrants are held)(the “DSAQ Warrant Amendment”), without any further action, each warrant of the Company that is outstanding immediately prior to the Effective Time shall remain outstanding but shall be assumed by PubCo and automatically adjusted to become (A) with respect to each public warrant of the Company, one (1) public warrant of PubCo and (B) with respect to each private placement warrant of the Company, one (1) private placement warrant of PubCo, each of which shall be subject to substantially the same terms and conditions applicable prior to such conversion; except that each such warrant shall be exercisable (or will become exercisable in accordance with its terms) for (i) one (1) PubCo Class A Ordinary Share, (ii) one (1) CVR I, (iii) one (1) CVR II and (iv) one (1) CVR III, in lieu of DSAQ Class A Shares (subject to the PubCo Warrant Agreement).

In connection with the foregoing, the Company, through its board of directors, shall recommend to the Company’s stockholders and warrant holders the adoption and approval of the Business Combination Agreement and the transactions contemplated thereby (including the Merger), and the approval and adoption of the DSAQ Warrant Amendment, respectively. Notwithstanding the foregoing, if, at any time prior to obtaining the requisite approval of the Company’s stockholders with respect to the Business Combination, the Board determines in good faith, after consultation with its outside legal counsel, that a Blade Group Material Adverse Effect (as defined in the Business Combination Agreement) has occurred on or after the date of the Business Combination Agreement and, as a result, the failure to change its recommendation would be inconsistent with the board of directors’ fiduciary duties under applicable law, the Board may effect a change of recommendation, subject to certain conditions.

Related Agreements

Investor Subscription Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Company has entered into the Investor Subscription Agreement (or “Investor Subscription Agreement”) with Antara Capital Master Fund LP, an affiliate of the Sponsor (or “Investor”), pursuant to which Investor agreed to subscribe for and purchase, and the Company agreed to issue and sell to Investor, immediately prior to the Closing, an aggregate of 700,000 DSAQ Preferred Shares for a purchase price of $10.00 per share, for aggregate gross proceeds of $7,000,000.

The closing of the Investor Subscription Agreement will be conditioned on (i) the consummation of the transactions contemplated by the Hunch Subscription Agreement (as described below) and (ii) the consummation of additional investments in an aggregate investment amount of $12,000,000 (“Minimum Additional Investment”), for DSAQ Preferred Shares, DSAQ Class A Shares, PubCo Preferred Shares or PubCo Ordinary Shares, issued to additional investors (the “Additional Investors”), on terms and conditions that are not materially more advantageous to any such Additional Investors than Investor under the Investor Subscription Agreement, unless such terms and conditions are consented to by Investor. For avoidance of doubt, the Minimum Additional Investment will not include any investments pursuant to the Investor Subscription Agreement, the acquisition of the Retained Shares (as defined thereto) or the Hunch Subscription Agreement.

The Investor Subscription Agreement contains customary conditions to closing, including, among other things, the consummation of the Business Combination. The Investor Subscription Agreement also provides that the Company will grant Investor certain customary registration rights.

Hunch Subscription Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Quick Response Services Provider (“QRSP”) entered into the Hunch Subscription Agreement with PubCo, pursuant to which QRSP agreed to subscribe for and purchase, and PubCo agreed to issue and sell to QRSP, immediately prior to the Closing, an aggregate of 300,000 PubCo Preferred Shares for a purchase price of $10.00 per share, for aggregate gross proceeds of $3,000,000.

The closing of the Hunch Subscription Agreement will be conditioned on the consummation of the transactions contemplated by the Investor Subscription Agreement. The Hunch Subscription Agreement also contains customary conditions to closing, including, among other things, the consummation of the Business Combination. The Hunch Subscription Agreement also provides that PubCo will grant QRSP certain customary registration rights.

Principal Shareholder Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Company, Blade Urban Air Mobility Inc., a Delaware corporation (“Blade US” and together with Hunch Mobility, the “Principal Shareholders and each, a “Principal Shareholder”) and PubCo have entered into that Principal Shareholder Support Agreement (the “Principal Shareholder Support Agreement”) pursuant to which each Principal Shareholder has agreed, among other things: (i) to support and vote or consent to the requisite transaction proposals and (ii) not to transfer any equity security of PubCo until the earlier to occur of (a) the Closing, (b) such date and time as the Business Combination Agreement is validly terminated in accordance with its terms and (c) the mutual agreement of the parties thereto, in each case subject to the terms and conditions set forth therein.

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Sponsor, the Company, PubCo and, for certain limited purposes, certain of the Company’s directors, executive officers and affiliates (such individuals, the “Insiders”) have entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”).

Pursuant to the Sponsor Support Agreement, the Sponsor has, among other things, agreed to (i) support and vote in favor of the requisite transaction proposals; (ii) waive all adjustments to the conversion ratio set forth in the Certificate of Incorporation with respect to its DSAQ Class B Shares, (iii) be bound by certain transfer restrictions with respect to their DSAQ Class B Shares and the warrants of the Company, as applicable, prior to Closing and (iv) the forfeiture, transfer or conversion into DSAQ Class A Shares, as applicable of warrants of the Company under the terms and conditions set forth therein. Specifically, the Sponsor has agreed to make available up to 9,950,000 private placement warrants of the Company (or, if the DSAQ Warrant Amendment is approved, the PubCo Class A Ordinary Shares corresponding thereto) to existing stockholders of the Company in exchange for such stockholders agreeing not to redeem their DSAQ Class A Shares in connection with the Company’s stockholder meeting. If less than all such private placement warrants (or, if the DSAQ Warrant Amendment is approved, the PubCo Class A Ordinary Shares corresponding thereto) are so transferred, then the Sponsor shall (i) retain 50% of such private placement warrants not so transferred and (ii) forfeit 50% of such private placement warrants not so transferred. If the DSAQ Warrant Amendment is not approved, any such retained private placement warrants may, at the Sponsor’s election, be surrendered to the Company prior to the Closing in exchange for one (1) DSAQ Class A Share for every five (5) private placement warrants so surrendered. If the DSAQ Warrant Amendment is approved, each such private placement warrant retained will automatically convert into one-fifth (1/5) of one DSAQ Class A Share (with no fractional shares being issued if less than five (5) warrants are held).

Contingent Value Rights Agreement

Concurrently with the consummation of the Business Combination Agreement, PubCo will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) with a rights agent (“Rights Agent”) pursuant to which the holders of DSAQ Class A Shares and DSAQ Class B Shares outstanding as of immediately prior to the Effective Time will receive one (1) CVR I, one (1) CVR II and one (1) CVR III (each, a “CVR”) for each one whole DSAQ Share held by such stockholder on such date. Each CVR I represents the right of the holder thereof to receive its pro rata share of 2,000,000 newly issued PubCo Class A Ordinary Shares, and each CVR I will be exercised automatically upon PubCo’s delivery of the CVR Payment Notice (as defined in the CVR Agreement) to the Rights Agent, notifying the Rights Agent that, during the twelve (12) month period ending on the final day of the month in which the second anniversary of the Closing occurs, the consolidated revenues of PubCo and its subsidiaries was less than $50 million. Each CVR II represents the right of the holder thereof to receive its pro rata share of 2,000,000 newly issued PubCo Class A Ordinary Shares, and each CVR II will be exercised automatically upon PubCo’s delivery of the CVR Payment Notice to the Rights Agent, notifying the Rights Agent that, during the twelve (12) month period ending on the final day of the month in which the third anniversary of the Closing occurs, the consolidated revenues of PubCo and its subsidiaries was less than $142 million. Each CVR III represents the right of the holder thereof to receive its pro rata share of 2,000,000 newly issued PubCo Class A Ordinary Shares, and each CVR III will be exercised automatically upon PubCo’s delivery of the CVR Payment Notice, notifying the Rights Agent that, during the twelve (12) month period ending on the final day of the month in which the fourth anniversary of the Closing occurs, the consolidated revenues of PubCo and its subsidiaries was less than $263 million.

The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent for subsequent distribution to the holders of the CVRs. There can be no assurance that any payment of any PubCo Ordinary Shares will be made or that any holders of CVRs will receive any amounts with respect thereto.

The right to the contingent payments contemplated by the CVR Agreement is a contractual right only. The CVRs will not be evidenced by a certificate or other instrument. The CVRs will not be transferable. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in PubCo or any of its affiliates. No interest will accrue on any amounts payable in respect of the CVRs.

Note Purchase Agreement and Convertible Notes

Concurrently with the execution and delivery of the Business Combination Agreement, PubCo has entered into a convertible note purchase agreement (the “Note Purchase Agreement”) with Investor and IndiaCo, pursuant to which PubCo will issue to Investor three (3) senior unsecured convertible notes with an aggregate principal amount of $3,000,000 (each a “Convertible Note”, and together the “Convertible Notes”). On January 17, 2024 (the “Initial Closing Date”), PubCo executed and delivered a Convertible Note with an aggregate principal amount of $1,000,000 to Investor, which is automatically convertible into 100,000 PubCo Preferred Shares upon the Effective Time (the “Initial Convertible Note”). Following the Initial Closing Date, PubCo will execute and deliver, and Investor will fund, two (2) additional Convertible Notes in two (2) monthly installments at subsequent closings (each an “Installment Closing”). The two Installment Closings will be held: (i) on the day one (1) month following the Initial Closing Date and (ii) on the day two (2) months following the Initial Closing Date, at such time and place as will be approved by PubCo and Investor, with an additional aggregate principal amount of $2,000,000 on the same terms and conditions as those contained in the Initial Convertible Note. The PubCo Preferred Shares issuable upon conversion of the Convertible Notes, pursuant to their terms, will be convertible into PubCo Class A Ordinary Shares. Interest will accrue on the unpaid principal balance of each Convertible Note, together with any interest accrued but unpaid thereon (the “Outstanding Amount”), at an annual rate equal to 10% per annum, until the Outstanding Amount is paid or the closing of the Business Combination. Each Convertible Note’s first interest payment date will be the first three-month anniversary of the date of each respective Convertible Note. Pursuant to the Note Purchase Agreement, the proceeds from the issuance of the Convertible Notes will be used: (i) up to $750,000 solely for working capital purposes for the operation of IndiaCo’s business, (ii) the remaining aggregate proceeds of the Convertible Notes other than the proceeds used in accordance with clause (i) solely for the acquisition of aircraft and (iii) in each case in compliance with all applicable laws.

The Outstanding Amount of each Convertible Note will be automatically due and payable in full on the date that is the earlier of (a) three (3) business days following the termination of the Business Combination Agreement and (b) 363 days from the date of issuance of each respective Convertible Note (as applicable, the “Maturity Date”). If PubCo fails to pay any amount due pursuant to each Convertible Note within five (5) business days of each respective Maturity Date, interest will accrue at the rate of 17% per annum on the Outstanding Amount until the entire Outstanding Amount is paid in full.

For more information on the Business Combination, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on January 18, 2024.

Nasdaq Listing

The Company is in the process of making an application to have its Class A Common Stock and units, each consisting of one share of Class A common stock and one-half of one redeemable warrant (“Units”) quoted on the Nasdaq Stock Market LLC (“Nasdaq”) and expects that in the future its Class A Common Stock will be quoted on Nasdaq under its trading symbol “DSAQ” and the Units will be quoted on Nasdaq under its trading symbol “DSAQ.U”, subject to the approval of Nasdaq. The Company expects that in the future the warrants will continue to trade on the OTC market under its trading symbol “DSAQ.W”.

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

DSAQ’s sponsor is DSAC Partners LLC (the “Sponsor”), a Delaware limited liability company. The Sponsor currently owns 5,750,000 shares of Common Stock and 11,700,000 private placement warrants of DSAQ. DSAC Manager LLC is the manager of the Sponsor. Dave Wentz is the sole member of DSAC Manager LLC and has voting and investment discretion with the Common Stock held of record by our sponsor. Mr. Wentz disclaims any beneficial ownership of the shares held by our sponsor, except to the extent of his pecuniary interest therein . In December 2022, an affiliate of Antara Capital LP (“Antara”) acquired a majority economic, non-voting interest in our sponsor. Antara was founded by Himanshu Gulati in 2018 and invests across a wide variety of financial instruments, including loans, bonds, convertible bonds, stressed/distressed credit and special situation equity investments.

The Sponsor is “controlled” (as defined in 31 CFR 800.208) by a foreign person, such that the Sponsor’s involvement in the Business Combination would likely give rise to a “covered transaction” (as defined in 31 CFR 800.213). In addition, it is possible that non-U.S. persons could be involved the Business Combination, which may increase the risk that the Business Combination becomes subject to regulatory review, including review by the Committee on Foreign Investment in the United States (“CFIUS”), and that restrictions, limitations or conditions will be imposed by CFIUS. If the Business Combination involves a “U.S. business” (as defined in 31 CFR 800.252), it may be subject to CFIUS jurisdiction, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 and subsequent implementing regulations (collectively, “FIRRMA”), that are now in force, to include certain nonpassive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA also subjects certain categories of investments to mandatory filings. If the potential business combination falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or proceed with the Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the Business Combination. If CFIUS approval is required or warranted for the Business Combination, the CFIUS approval process may have outsized impacts on transaction certainty, timing, feasibility and cost, among other things. CFIUS may decide to block or delay the Business Combination, impose conditions to mitigate national security concerns with respect to such Business Combination or order us to divest all or a portion of a U.S. business of the combined company, which may limit the attractiveness of or prevent us from pursuing certain business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, the pool of potential targets with which we could complete the Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose the Sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, the Business Combination post-closing.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete the Business Combination. If we cannot complete an the Business Combination by March 28, 2024 (or up to March 28, 2025, if extended) because the transaction is still under review or because the Business Combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive approximately $11.16 per share of Class A Common Stock, and our warrants will expire. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on their investment through any price appreciation in the combined company.

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

As of the date of this Annual Report, our initial stockholders currently own an aggregate of 5,750,000 Class B common stock, which represented approximately 20% of our outstanding common stock upon the closing of our initial public offering.

On March 28, 2024, we held the Second Extension Meeting to, in part, amend the Company’s Certificate of Incorporation to extend the Termination Date to the Charter Extension Date and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to eleven times by an additional one month each time after the Charter Extension Date, by resolution of the Board if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2025 or a total of up to twelve months after the Termination Date, unless the closing of a business combination shall have occurred prior thereto. For each such monthly extension, the Sponsor (or one or more of its affiliates or permitted designees) (collectively, the “Lender”) will deposit $90,000 into the Trust Account. In connection with the vote held on March 28, 2024, the holders of 2,873,211 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $11.16 per share, for an aggregate redemption amount of approximately $32,066,629.79. Accordingly, our initial stockholders and Antara currently own approximately 79.1% of our outstanding common stock.

On March 24, 2023, we held the First Extension Meeting to, in part, amend our charter to extend our Termination Date from the Original Termination Date to the Previous Charter Extension Date and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Previous Charter Extension Date, by resolution of our Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2024 or a total of up to twelve months after the Original Termination Date, unless the closing of a business combination shall have occurred prior thereto. For each monthly extension of the Charter Extension Date deposited $160,000 into the Trust Account. In connection with that vote, the holders of 17,404,506 Class A common stock of the Company properly exercised their right to redeem their shares.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by epidemics, pandemics, disease outbreaks or quarantines, including the resurgence of new variants of COVID-19 on our ability to consummate an initial business combination and the status of debt and equity markets.

The COVID-19 pandemic resulted in, and another infectious disease outbreak, epidemic or pandemic could result in, a widespread health crisis that adversely affects the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. If the disruptions resulting from the COVID-19 pandemic or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected in a material way

In addition, our ability to consummate a transaction may be dependent on our ability to raise equity and debt financing which may be impacted by an epidemic, pandemic, disease outbreak or quarantine, including a resurgence of new variants of COVID-19 and other events, including increased market volatility or decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all. Finally, a sustained or prolonged COVID-19 resurgence or other epidemic, pandemic or disease outbreak may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

We may not be able to complete our initial business combination by the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by the Termination Date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic and rising interest rates could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and rising interest rates may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period or during any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our Charter (an “Extension Period”), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Our sponsor has loaned us $3,615,718.75 as of December 31, 2023 through our issuance of a promissory note (the “Original Note”) to the sponsor in the principal amount of $2,300,000 on December 28, 2022 and our issuance of a promissory note (the “Second Note”) to the sponsor in the principal amount of $480,000 on March 27, 2023. The Original Note was issued in connection with extending our Termination Date from December 28, 2022 to March 28, 2023 and the Second Note was issued in connection with extending our Termination Date from March 28, 2023 to June 28, 2023. On May 5, 2023, the Company issued an unsecured promissory note (the “Third Note”) in the principal amount of $835,718.75 to the Sponsor. The Third Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not complete an initial business combination, the Third Note will be repaid only from funds held outside of the Trust Account, or will be forfeited, eliminated or otherwise forgiven. The Third Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Third Note becoming immediately due and payable.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than approximately $11.16 per share.

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

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.20 per share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust account available for distribution to our public stockholders may be reduced below approximately $11.16 per share.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. The SEC has, in the past year, adopted certain rules and may, in the future adopt other rules, which may have a material effect on our activities and on our ability to consummate an initial business combination, including the 2024 SPAC Rules described below.

The SEC has recently issued final rules relating to certain activities of SPACs. Certain of the procedures that the Company or others may determine to undertake in connection with such rules may increase our costs and the time needed to complete the Business Combination.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), effective no sooner than 125 days following the publication of the 2024 SPAC Rules in the Federal Register, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. In the event that the Business Combination has not been consummated by the time the 2024 SPAC Rules become effective, such rules may materially adversely affect our business, including our ability to complete, and the costs associated with, the Business Combination, and results of operations.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete the Business Combination and instead liquidate the Company.

As described further above, the 2024 SPAC Rules relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The 2024 SPAC Rules would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the 2024 SPAC Rules would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The Company would then be required to complete its initial business combination no later than the 24-month anniversary of the closing of the Public Offering.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. For example, we may face restrictions on the nature of our investments and restrictions on the issuance of securities. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have liquidated the investments held in the Trust Account and instead the funds are held in the Trust Account in cash items until the earlier of the consummation of our initial business combination or our liquidation. Following the liquidation of investments in the Trust Account, we have received minimal interest on the funds held in the Trust Account, which has reduced the dollar amount our Public Stockholders would receive upon any redemption or liquidation of the Company.

Initially, the funds in the Trust Account had, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we liquidated the U.S. government treasury obligations or money market funds held in the Trust Account and instructed Continental, the trustee with respect to the Trust Account, to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or the liquidation of the Company. Interest on such deposit account is currently approximately 3.5-4.0% per annum, but such deposit account carries a variable rate and the Company cannot assure you that such rate will not decrease or increase significantly. Following such liquidation, we have received minimal interest on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any. As a result, the decision to hold all funds in the Trust Account in cash items has reduced the dollar amount our Public Stockholders would receive upon any redemption or liquidation of the Company.

In the adopting release for the 2024 SPAC Rules, the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead to liquidate the Company.

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

As a result, included on our balance sheets as of December 31, 2023 and 2022 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value or earnings may have an adverse effect on the market price of our securities.

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

On March 28, 2024, we held the Second Extension Meeting to, in part, amend our charter to extend our Termination Date to the Charter Extension Date and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to eleven times by an additional one month each time after the Charter Extension Date, by resolution of the Board if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2025 or a total of up to twelve months after the Termination Date, unless the closing of a business combination shall have occurred prior thereto. For each such monthly extension, the Sponsor (or one or more of its affiliates or permitted designees) will deposit $90,000 into the Trust Account. In connection with the vote held on March 28, 2024, the holders of 2,873,211 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $11.16 per share, for an aggregate redemption amount of approximately $32,066,629.79. Accordingly, our initial stockholders currently own approximately 67.9% of our outstanding common stock.

On March 24, 2023, we held the First Extension Meeting to, in part, amend our charter to extend our Termination Date from the Original Termination Date to the Previous Charter Extension Date and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Previous Charter Extension Date, by resolution of our Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2024 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a business combination shall have occurred prior thereto. For each monthly extension of the Charter Extension Date we deposited $160,000 into the Trust Account. In connection with that vote, the holders of 17,404,506 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.48 per share, for an aggregate redemption amount of approximately $182,460,110. After the satisfaction of such redemptions, the balance in our trust account was approximately $58,660,352 (including interest not previously released to the Company but net of expected franchise and income taxes payable).

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

Our Charter does not provide a specified maximum redemption threshold. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, executive officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of our Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

Our Charter provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our Charter may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own approximately 67.9% of our common stock, may participate in any vote to amend our Charter and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Charter which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our Charter.

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

Our initial stockholders and Antara control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

As of the date of this Annual Report, our initial stockholders and Antara owned 6,705,100 shares of common stock, which represented approximately 79.1% of our outstanding common stock.

On March 28, 2024, we held the Second Extension Meeting to, in part, amend our charter to extend our Termination Date to the Charter Extension Date and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to eleven times by an additional one month each time after the Charter Extension Date, by resolution of the Board if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2025 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Termination Date, unless the closing of a business combination shall have occurred prior thereto. For each such monthly extension, the Sponsor (or one or more of its affiliates or permitted designees) will deposit $90,000 into the Trust Account. In connection with the vote held on March 28, 2024, the holders of 2,873,211 Class A common stock of the

Company properly exercised their right to redeem their shares for an aggregate price of approximately $11.16 per share, for an aggregate redemption amount of approximately $32,066,629.79.

Therefore, our initial stockholders and Antara may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our stockholders do not support, including amendments to our Charter. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting of stockholders, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls for our Annual Report on Form 10-K. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholder.

We may, in connection with our initial business combination and subject to requisite stockholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a stockholder or warrant holder to recognize taxable income in the jurisdiction in which the stockholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any such cash distributions to stockholder or warrant holders to pay such taxes. Stockholder or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

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

We may not be able to complete the Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit the Business Combination to be consummated with us, we may not be able to consummate the Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in U.S. businesses or assets with a nexus to U.S. interstate commerce.

Outside the United States, laws or regulations may affect our ability to consummate a business combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated. In December 2022, Antara acquired a majority economic, non-voting interest in the Sponsor. Antara was founded by Himanshu Gulati in 2018 and invests across a wide variety of financial instruments, including loans, bonds, convertible bonds, stressed/distressed credit and special situation equity investments.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete the Business Combination may be limited, and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of government review, could be lengthy. Because we have only a limited time to complete the Business Combination, our failure to obtain any required approvals within the requisite time period may hinder our ability to complete the Business Combination. If we are unable to complete the Business Combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

The value of the Founder Shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than approximately $11.16 per share.

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

The SEC has recently issued final rules relating to certain activities of SPACs. Certain of the procedures that the Company or others may determine to undertake in connection with such rules may increase our costs and the time needed to complete the Business Combination.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), effective no sooner than 125 days following the publication of the 2024 SPAC Rules in the Federal Register, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. In the event that the Business Combination has not been consummated by the time the 2024 SPAC Rules become effective, such rules may materially adversely affect our business, including our ability to complete, and the costs associated with, the Business Combination, and results of operations.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete the Business Combination and instead liquidate the Company.

As described further above, the 2024 SPAC Rules relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The 2024 SPAC Rules would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the 2024 SPAC Rules would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The Company would then be required to complete its initial business combination no later than the 24-month anniversary of the closing of the Public Offering.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have liquidated the investments held in the Trust Account and instead the funds are held in the Trust Account in cash items until the earlier of the consummation of our initial business combination or our liquidation. Following the liquidation of investments in the Trust Account, we have received minimal interest on the funds held in the Trust Account, which has reduced the dollar amount our Public Stockholders would receive upon any redemption or liquidation of the Company.

Initially, the funds in the Trust Account had, since the Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we liquidated the U.S. government treasury obligations or money market funds held in the Trust Account and instructed Continental to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or the liquidation of the Company. Interest on such deposit account is currently approximately 3.5-4.0% per annum, but such deposit account carries a variable rate and the Company cannot assure you that such rate will not decrease or increase significantly. Following such liquidation, we have received minimal interest on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any. As a result, the decision to hold all funds in the Trust Account in cash items has reduced the dollar amount our Public Stockholders would receive upon any redemption or liquidation of the Company.

In the adopting release for the 2024 SPAC Rules, the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead to liquidate the Company.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

ITEM 2.	PROPERTIES

Our executive offices are located at 5800 Democracy Drive, Plano, Texas 75024. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2023, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units and Class A common stock are listed on the NYSE under the symbols “DSAQ.U,” and “DSAQ,” respectively. Our warrants are currently being traded on OTC.

Holders

As of April 1, 2024, there was one holder of record of our units, one holder of record of our Class A common stock, one holder of record of our Class B common stock and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A common stock and warrants are held of record by banks, brokers and other financial institutions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 28, 2024, we held the Second Extension Meeting to amend the Certificate of Incorporation to, among other things, (i) extend our Termination Date to the Charter Extension Date and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis up to eleven times by an additional one month each time after the Charter Extension Date, by resolution of the Board if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2025 or a total of up to twelve months after the Termination Date, unless the closing of a business combination shall have occurred prior thereto; (ii) eliminate from the Certificate of Incorporation the limitation that the Company may not redeem Class A Common Stock (as defined herein) to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,0001 in order to allow the Company to redeem Class A Common Stock irrespective of whether such redemption would exceed the Redemption Limitation; and (iii) provide for the right of a holder of the Class B common stock, par value $0.0001 (“Class B Common Stock) to convert such Class B Common Stock into the Class A Common Stock on a one-for-one basis prior to the closing of a business combination at the election of the holder.

In connection with the vote held on March 28, 2024, the holders of 2,873,211 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $11.16 per share, for an aggregate redemption amount of approximately $32,066,629.79. After the satisfaction of such redemptions, the balance in our trust account was approximately $30,382,189.52 (including interest not previously released to the Company but net of expected franchise and income taxes payable).

On March 24, 2023, we held the First Extension Meeting to, in part, amend our charter to extend our Termination Date from the Original Termination Date to the Previous Charter Extension Date and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Previous Charter Extension Date, by resolution of the Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2024 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a business combination shall have occurred prior thereto. For each monthly extension of the Previous Charter Extension Date we deposited $160,000 into the Trust Account. In connection with that vote, the holders of 17,404,506 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.48 per share, for an aggregate redemption amount of approximately $182,460,110. After the satisfaction of such redemptions, the balance in our trust account was approximately $58,660,352 (including interest not previously released to the Company but net of expected franchise and income taxes payable).

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

On March 28, 2024 the Company’s stockholders voted to amend the Company’s Charter to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination (the “Charter Extension”) from March 28, 2024 to April 28, 2024 and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to eleven times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors (the “Board”), if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2025 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). For each monthly extension of the Charter Extension Date the Company will deposit $90,000 into the Trust Account.

In connection with the Company’s stockholders’ vote on March 28, 2024, the holders of 2,722,283 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $11.16 per share, for an aggregate redemption amount of $32,066,629.79. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was approximately $30,382,189.52 (including interest not previously released to the Company but net of expected franchise and income taxes payable).

In the period from January 2024 to March 2024 an aggregate of $480,000 was deposited in the Trust Account, extending the Combination Period to April 28, 2024.

Proposed Business Combination

On January 17, 2024, the Company, entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among Aeroflow Urban Air Mobility Private Limited, a private limited company incorporated under the laws of India and a direct wholly owned subsidiary of PubCo (“IndiaCo”), Hunch Technologies Limited, a private limited company incorporated in Ireland with registered number 607449 (“PubCo”), FlyBlade (India) Private Limited, a private limited company incorporated under the laws of India (“Hunch Mobility”), and HTL Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of PubCo (“Merger Sub”).

The transactions contemplated by the Business Combination Agreement, including the Merger (as defined below), and the transactions contemplated by the related transaction documents contemplated by the Business Combination Agreement (collectively, the “Transactions”), will constitute a Business Combination as contemplated by the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 23, 2021 (as amended on March 27, 2023). The Merger and the Transactions were unanimously approved by the board of directors of the Company on January 17, 2024.

The Business Combination Agreement

Reorganization Transactions

Prior to the execution of the Business Combination Agreement, PubCo, IndiaCo and Hunch Mobility consummated a series of reorganization transactions pursuant to which, among other things, Hunch Mobility transferred all of its assets and liabilities (other than certain excluded assets and liabilities) to IndiaCo on a slump sale basis as a going concern.

In connection with the Merger, prior to the closing of the Transactions (the “Closing”), PubCo will complete a reorganization (such transactions, the “Pre-Closing Reorganization”), pursuant to which, among other things, (i) after receipt of applicable governmental and regulatory consents, Hunch Mobility shall transfer all of the equity securities of Transhermes Aero IFSC Private Limited, a wholly owned subsidiary of Hunch Mobility incorporated in Gujarat International Finance Tec-City under the (Indian) International Financial Services Centres Authority Act, 2019 to IndiaCo, (ii) Hunch Mobility shall promptly undertake any and all steps necessary to complete its voluntary liquidation/winding-up process in accordance with applicable law and (iii) PubCo shall consummate a reverse share split, pursuant to which all equity securities of PubCo will, following the consummation of the Pre-Closing Reorganization and immediately prior to the Merger, be consolidated and result in the aggregate number of Class A ordinary shares in the share capital of PubCo (the “PubCo Class A Ordinary Shares”) and Class B ordinary shares in the share capital of PubCo (the “PubCo Class B Ordinary Shares”) issued and outstanding on a fully-diluted, as converted and as exercised basis (excluding equity securities issued or issuable pursuant to the Convertible Note (as defined below)) being equal to the Pre-Closing Reorganization Consideration, which, in the aggregate, is anticipated to be equal to approximately $150 million.

The Merger

Following the Pre-Closing Reorganization and pursuant to the Business Combination Agreement, at the Closing, Merger Sub will merge with and into the Company (the “Merger”), pursuant to which the separate corporate existence of Merger Sub will cease, with the Company being the surviving corporation and becoming a wholly owned subsidiary of PubCo.

In connection with the Merger, each (i) share of Class A common stock of the Company, par value $0.0001 per share (each, a “DSAQ Class A Share”), (ii) share of Class B common stock of the Company, par value $0.0001 per share (each, a “DSAQ Class B Share”), and (iii) convertible preferred share of the Company that will be issued pursuant to the Investor Subscription Agreement (as defined below) (each, a “DSAQ Preferred Share” and together with the DSAQ Class A Shares and DSAQ Class B Shares, the “DSAQ Shares”), issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”), other than those held in treasury, will be automatically cancelled and extinguished and converted into the right to receive: (A) with respect to each DSAQ Class A Share and DSAQ Class B Share, one (1) PubCo Class A Ordinary Share, one (1) CVR I, one (1) CVR II and one (1) CVR III, which are described in further detail below, and (B) with respect to each DSAQ Preferred Share, one (1) PubCo Preferred Share. All DSAQ Shares held in treasury will be canceled and extinguished without consideration.

Each unit of the Company issued in the IPO that is outstanding immediately prior to the Effective Time will be automatically separated and the holder thereof will be deemed to hold one (1) DSAQ Class A Share and one-half (1/2) of a public warrant of the Company, which underlying securities will be converted as described above.

At the Effective Time, unless otherwise amended by the DSAQ Warrant Amendment, without any further action, each warrant of the Company that is outstanding immediately prior to the Effective Time shall remain outstanding but shall be assumed by PubCo and automatically adjusted to become (A) with respect to each public warrant of the Company, one (1) public warrant of PubCo and (B) with respect to each private placement warrant of the Company, one (1) private placement warrant of PubCo, each of which shall be subject to substantially the same terms and conditions applicable prior to such conversion; except that each such warrant shall be exercisable (or will become exercisable in accordance with its terms) for (i) one (1) PubCo Class A Ordinary Share, (ii) one (1) CVR I, (iii) one (1) CVR II and (iv) one (1) CVR III, in lieu of DSAQ Class A Shares (subject to the PubCo warrant agreement). If the DSAQ Warrant Amendment is approved, then immediately prior to the Effective Time, each warrant of the Company will automatically convert into one-fifth (1/5) of one DSAQ Class A Share (with no fractional shares being issued if less than five (5) warrants are held).

Registration Statement/Proxy Statement

In connection with the Transactions, the Company and PubCo will prepare and file a registration statement on Form F-4 (the “Registration Statement/Proxy Statement”) with the SEC, which will include a prospectus of PubCo and a proxy statement/prospectus for the Company’s stockholder meeting to solicit the vote of the Company’s stockholders to, among other things, adopt the Business Combination Agreement and approve the Transactions.

In addition, as promptly as practicable following the time at which the Registration Statement/Proxy Statement is declared effective under the Securities Act, the Company will solicit the vote or consent of registered holders of warrants of the Company to adopt and approve an amendment to the Company’s warrant agreement to provide that, effective immediately prior to the Effective Time, each warrant of the Company will automatically convert into one-fifth (1/5) of one DSAQ Class A Share (with no fractional shares being issued if less than five (5) warrants are held).

Representations, Warranties and Covenants

The parties to the Business Combination Agreement have made representations, warranties and covenants that are customary for transactions of this nature. The representations and warranties of the respective parties to the Business Combination Agreement will not survive the Closing. The covenants of the respective parties to the Business Combination Agreement will also not survive the Closing, except for those covenants that by their terms expressly apply in whole or in part after the Closing.

In connection with the foregoing, the Company, through its board of directors, shall recommend to the Company’s stockholders and warrant holders the adoption and approval of the Business Combination Agreement and the transactions contemplated thereby (including the Merger), and the approval and adoption of the DSAQ Warrant Amendment, respectively. Notwithstanding the foregoing, if, at any time prior to obtaining the requisite approval of the Company’s stockholders with respect to the Business Combination, the Company’s board of directors determines in good faith, after consultation with its outside legal counsel, that a Blade Group Material Adverse Effect has occurred on or after the date of the Business Combination Agreement and, as a result, the failure to change its recommendation would be inconsistent with the board of directors’ fiduciary duties under applicable law, the Company’s board of directors may effect a change of recommendation, subject to certain conditions.

Exclusivity

Each of the Company, PubCo, IndiaCo, Hunch Mobility and Merger Sub has agreed that from the date of the Business Combination Agreement to the earlier of the closing of the Merger and the termination of the Business Combination Agreement, no party will: (i) solicit, initiate, encourage (including by means of furnishing or disclosing information), knowingly facilitate (including by commencing due diligence), discuss or negotiate, directly or indirectly, any inquiry, proposal or offer (written or oral) with respect to an alternative transaction, (ii) furnish or disclose any non-public information to any person in connection with, or that could reasonably be expected to lead to, an alternative transaction, (iii) enter into any contract or other arrangement or understanding regarding an alternative transaction, (iv) make any filings with the SEC in connection with a public offering of any equity securities or other securities of the Blade Group (or any affiliate or successor of the Blade Group) or (v) otherwise cooperate in any way with, or assist or participate in, or knowingly facilitate or encourage any effort or attempt by any person (other than the Principal Shareholders and the Blade Group) to do or seek to do any of the foregoing or seek to circumvent such covenant or further any alternative transaction.

Conditions to Closing

Mutual Conditions

The obligations of the parties to the Business Combination Agreement to consummate the Transactions are conditioned upon the following mutual conditions:

a) the absence of any law or other legal restraint or prohibition issued by any court of competent jurisdiction or other governmental authority preventing the consummation of the Transactions;

b) the effectiveness under the Securities Act of 1933, as amended (the “Securities Act”), of the Registration Statement/Proxy Statement and that no stop order will have been issued by the SEC and remain in effect with respect to the Registration Statement/Proxy Statement;

c) obtaining, at the special meeting of Company stockholders where a quorum is present, the vote of the holders of a majority of the outstanding DSAQ Shares entitled to vote thereon to adopt and approve the Business Combination Agreement and the transactions contemplated thereby (including the Merger);

d) the PubCo Class A Ordinary Shares that constitute the consideration for the Business Combination having been approved for listing on a stock exchange, subject only to notice of issuance;

e) the entry by PubCo into a composition agreement with the Revenue Commissioners of Ireland and a special eligibility agreement for securities with the Depositary Trust Company in respect of PubCo Class A Ordinary Shares and, if the Company’s warrants are assumed pursuant to the Business Combination Agreement, PubCo warrants, both of which shall be in full force and effect and enforceable in accordance with their respective terms; and

f) PubCo, Sponsor, and the Principal Shareholders (as defined below) shall have executed a registration rights agreement, containing customary demand and piggyback registration rights, in a form reasonably acceptable to PubCo, the Sponsor and the Principal Shareholders.

Conditions of PubCo, IndiaCo, Hunch Mobility and Merger Sub

The obligations of PubCo, IndiaCo, Hunch Mobility and Merger Sub to consummate the Transactions are conditioned upon, among other things:

a) the consummation of the transactions contemplated by the Investor Subscription Agreement (as defined below); and

b) An affiliate of Investor (as defined below) being the beneficial owner of at least 955,100 DSAQ Class A Shares and not electing to have such DSAQ Class A Shares redeemed by the Company in connection with the Company’s special meeting.

Conditions of the Company

The obligations of the Company to consummate the Transactions are conditioned upon, among other things:

a)	the absence of a Blade Group Material Adverse Effect;

b)	the Pre-Closing Reorganization having been completed; and

c)	the consummation of the transactions contemplated by the Hunch Subscription Agreement.

Termination

The Business Combination Agreement may be terminated at any time prior to the Closing by mutual written consent of the Company and PubCo and in certain other circumstances, including if the Closing has not occurred on or prior to March 28, 2024 (subject to automatic extension to June 28, 2024 in the event that the Company obtains an extension of the deadline by which the Company must complete a business combination in accordance with its governing documents) and the primary cause of the failure for the Closing to have occurred on or prior to such date is not due to a breach of the Business Combination Agreement by the party seeking to terminate.

Note Purchase Agreement and Convertible Notes

Concurrently with the execution and delivery of the Business Combination Agreement, PubCo entered into a convertible note purchase agreement (the “Note Purchase Agreement”) with an investor with majority economic, non-voting interest in the Sponsor (“Investor” or the “Holder”), and IndiaCo, pursuant to which PubCo will issue to the Holder three senior unsecured convertible notes with an aggregate principal amount of $3,000,000 (each a “Convertible Note”, and together the “Convertible Notes”). Within twenty-four (24) hours of the execution of the Business Combination Agreement, or at such other time and place upon which the parties shall agree in writing (the “Initial Closing Date”), PubCo shall execute and deliver a Convertible Note with an aggregate principal amount of $1,000,000 to the Holder, which is automatically convertible into 100,000 PubCo Preferred Shares upon the Effective Time (the “Initial Convertible Note”). Following the Initial Closing Date, PubCo shall execute and deliver, and the Holder shall fund, two additional Convertible Notes in two monthly installments at subsequent closings (each an “Installment Closing”). The two Installment Closings shall be held: (i) on the day one (1) month following the Initial Closing Date and (ii) on the day two (2) months following the Initial Closing Date, at such time and place as shall be approved by PubCo and the Holder, with an additional aggregate principal amount of $2,000,000 on the same terms and conditions as those contained in the Initial Convertible Note. The PubCo Preferred Shares issuable upon conversion of the Convertible Notes, pursuant to their terms, shall be convertible into PubCo Class A Ordinary Shares. Interest shall accrue on the unpaid principal balance of each Convertible Note, together with any interest accrued but unpaid thereon (the “Outstanding Amount”), at an annual rate equal to 10% per annum, until the Outstanding Amount is paid or the closing of the Business Combination. Each Convertible Note’s first interest payment date will be the first three-month anniversary of the date of each respective Convertible Note. Pursuant to the Note Purchase Agreement, the proceeds from the issuance of the Convertible Notes will be used: (i) up to $750,000 solely for working capital purposes for the operation of IndiaCo’s business, (ii) the remaining aggregate proceeds of the Convertible Notes other than the proceeds used in accordance with clause (i) solely for the acquisition of aircraft and (iii) in each case of clauses (i) and (ii) in compliance with all applicable laws.

The Outstanding Amount of each Convertible Note shall be automatically due and payable in full on the date that is the earlier of (1) three (3) business days following the termination of the Business Combination Agreement and (2) 363 days from the date of issuance of each respective Convertible Note (as applicable, the “Maturity Date”). If PubCo fails to pay any amount due pursuant to each Convertible Note within five business days of each respective Maturity Date, interest shall accrue at the rate of 17% per annum on the Outstanding Amount until the entire Outstanding Amount is paid in full.

Investor Subscription Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Company entered into a subscription agreement (the “Investor Subscription Agreement”) with Investor.

Pursuant to the Investor Subscription Agreement, Investor agreed to subscribe for and purchase, and the Company agreed to issue and sell to Investor, immediately prior to the Closing, an aggregate of 700,000 DSAQ Preferred Shares for a purchase price of $10.00 per share, for aggregate gross proceeds of $7,000,000.

The closing of the Investor Subscription Agreement will be conditioned on (i) the consummation of the transactions contemplated by the Hunch Subscription Agreement and (ii) the consummation of additional investments in an aggregate investment amount of $12,000,000 (“Minimum Additional Investment”), for DSAQ Preferred Shares, DSAQ Class A Shares, PubCo Preferred Shares or PubCo Ordinary Shares, issued to investors (the “Additional Investors”), on terms and conditions that are not materially more advantageous to any such Additional Investors than Investor hereunder, unless such terms and conditions are consented to by Investor. For avoidance of doubt, the Minimum Additional Investment shall not include any investments pursuant to the Investor Subscription Agreement, the acquisition of the Retained Shares (as defined the Investor Subscription Agreement) or the Hunch Subscription Agreement.

The Investor Subscription Agreement contains customary conditions to closing, including, among other things, the consummation of the Business Combination. The Investor Subscription Agreement also provides that the Company will grant Investor certain customary registration rights.

Hunch Subscription Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Quick Response Services Provider LLP (“QRSP”) entered into a subscription agreement (the “Hunch Subscription Agreement”) with PubCo.

Pursuant to the Hunch Subscription Agreement, QRSP agreed to subscribe for and purchase, and PubCo agreed to issue and sell to QRSP, immediately prior to the Closing, an aggregate of 300,000 PubCo Preferred Shares for a purchase price of $10.00 per share, for aggregate gross proceeds of $3,000,000.

The closing of the Hunch Subscription Agreement will be conditioned on the consummation of the transactions contemplated by the Investor Subscription Agreement. The Hunch Subscription Agreement also contains customary conditions to closing, including, among other things, the consummation of the Business Combination. The Hunch Subscription Agreement also provides that PubCo will grant QRSP certain customary registration rights.

Principal Shareholder Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Company, Quick Response Services Provider LLP, a limited liability partnership incorporated under the laws of India (“Hunch”), and Blade Urban Air Mobility Inc., a Delaware corporation (together with Hunch, the “Principal Shareholders” and each, a “Principal Shareholder”), and PubCo have entered into that Principal Shareholder Support Agreement (the “Principal Shareholder Support Agreement”) pursuant to which each Principal Shareholder has agreed, among other things: (i) to support and vote or consent to the requisite transaction proposals and (ii) not to transfer any equity security of PubCo until the earlier to occur of (a) the Closing, (b) such date and time as the Business Combination Agreement is validly terminated in accordance with its terms and (c) the mutual agreement of the parties thereto, in each case subject to the terms and conditions set forth therein.

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Sponsor, the Company, PubCo and, for certain limited purposes, certain of the Company’s directors, executive officers and affiliates (such individuals, the “Insiders”) have entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”).

Pursuant to the Sponsor Support Agreement, the Sponsor has, among other things, agreed to (i) support and vote in favor of the requisite transaction proposals; (ii) waive all adjustments to the conversion ratio set forth in Company’s amended and restated certificate of incorporation with respect to its DSAQ Class B Shares, (iii) be bound by certain transfer restrictions with respect to their DSAQ Class B Shares and the warrants of the Company, as applicable, prior to Closing and (iv) the forfeiture, transfer or conversion into DSAQ Class A Shares, as applicable of warrants of the Company under the terms and conditions set forth therein. Specifically, the Sponsor has agreed to make available up to 9,950,000 private placement warrants of the Company (or, if the DSAQ Warrant Amendment is approved, the PubCo Class A Ordinary Shares corresponding thereto) to existing stockholders of the Company in exchange for such stockholders agreeing not to redeem their DSAQ Class A Shares in connection with the Company’s stockholder meeting. If less than all such private placement warrants (or, if the DSAQ Warrant Amendment is approved, the PubCo Class A Ordinary Shares corresponding thereto) are so transferred, then the Sponsor shall (i) retain 50% of such private placement warrants not so transferred and (ii) forfeit 50% of such private placement warrants not so transferred. If the DSAQ Warrant Amendment is not approved, any such retained private placement warrants may, at the Sponsor’s election, be surrendered to the Company prior to the Closing in exchange for one (1) DSAQ Class A Share for every five (5) private placement warrants so surrendered. If the DSAQ Warrant Amendment is approved, each such private placement warrant retained will automatically convert into one-fifth (1/5) of one DSAQ Class A Share (with no fractional shares being issued if less than five (5) warrants are held).

Contingent Value Rights Agreement

Concurrently with the consummation of the Business Combination Agreement, PubCo will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) with a rights agent (“Rights Agent”) pursuant to which the holders of DSAQ Class A Shares and DSAQ Class B Shares outstanding as of immediately prior to the Effective Time will receive one (1) CVR I, one (1) CVR II and one (1) CVR III (each, a “CVR”) for each one whole DSAQ Share held by such stockholder on such date. Each CVR I represents the right of the holder thereof to receive its pro rata share of 2,000,000 newly issued PubCo Class A Ordinary Shares, and each CVR I shall be exercised automatically upon PubCo’s delivery of the CVR Payment Notice (as defined in the CVR Agreement) to the Rights Agent, notifying the Rights Agent that, during the 12 month period ending on the final day of the month in which the second anniversary of the Closing occurs, the consolidated revenues of PubCo and its subsidiaries was less than $50 million. Each CVR II represents the right of the holder thereof to receive its pro rata share of 2,000,000 newly issued PubCo Class A Ordinary Shares, and each CVR II shall be exercised automatically upon PubCo’s delivery of the CVR Payment Notice to the Rights Agent, notifying the Rights Agent that, during the 12 month period ending on the final day of the month in which the third anniversary of the Closing occurs, the consolidated revenues of PubCo and its subsidiaries was less than $142 million. Each CVR III represents the right of the holder thereof to receive its pro rata share of 2,000,000 newly issued PubCo Class A Ordinary Shares, and each CVR III shall be exercised automatically upon PubCo’s delivery of the CVR Payment Notice, notifying the Rights Agent that, during the 12 month period ending on the final day of the month in which the fourth anniversary of the Closing occurs, the consolidated revenues of PubCo and its subsidiaries was less than $263 million.

The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent for subsequent distribution to the holders of the CVRs. There can be no assurance that any payment of any PubCo Ordinary Shares will be made or that any holders of CVRs will receive any amounts with respect thereto.

The right to the contingent payments contemplated by the CVR Agreement is a contractual right only. The CVRs will not be evidenced by a certificate or other instrument. The CVRs will not be transferable. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in PubCo or any of its affiliates. No interest will accrue on any amounts payable in respect of the CVRs.

Liquidity and Capital Resources

As of December 31, 2023, we had $467,309 in our operating bank account and working capital deficit of $10,679,799.

The Company has entered into promissory notes and working capital loans with the Sponsor for a total of $6,155,985. These Notes bear no interest and are due upon liquidation or consummation of an initial Business Combination. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

As of the date of this filing, the Company has until April 28, 2024, unless otherwise extended pursuant to the Charter and with a monthly additional deposit of $160,000 to the Trust Account, to consummate an initial Business Combination.

It is uncertain that we will be able to consummate an initial business combination within 12 months from the issuance date of these financial statements or obtain additional funding. If an initial Business Combination is not consummated by the required date of April 28, 2024, there will be a mandatory liquidation and subsequent dissolution. In the event of a dissolution, we anticipate a shortfall of liquidity. Our anticipated shortfall of sufficient liquidity to meet our current and future estimated financial obligations raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. We plan to address this uncertainty through loans and through consummation of our initial Business Combination. There is no assurance that loans will be available to us or that our plans to consummate an initial Business Combination will be successful.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements.

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

For the year ended December 31, 2023 and 2022, the Company has recognized $1,829,791 and $0, respectively, in excise tax payable related to share redemptions. In accordance with ASC 340-10-S99-1, the liability does not impact the statements of operations and is offset against accumulated deficit because additional paid-in capital is not available.

Results of Operations

As of December 31, 2023, we had not commenced any operations. All activity for the period from March 9, 2021, (inception) through December 31, 2023, relates to our formation and the Public Offering, and, since the closing of the Public Offering, a search for a Business Combination and the completion of the proposed Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net loss of $269,906, which consisted of operating costs amounting to $4,691,195 and provision for income tax of $936,959, partially offset by interest earned on cash and investments held in Trust Account of $4,620,033 and the Company’s operating bank interest income of $42,215, and $696,000 of a change in fair value of warrant liability.

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

Administrative Services Agreement

We have agreed to pay our Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the year ended December 31, 2023 and 2022, $120,000 was incurred for the administrative service fee.

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

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures. On an ongoing basis, the Company’s management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates. Actual results could differ significantly from the estimates made by our management. We have identified the following critical accounting estimates:

Warrant Liability and Working Capital Loan Conversion Option

We classify each warrant and the Working Capital Loan Option as a liability at its fair value. These liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the liabilities will be adjusted to fair value, with the change in fair value recognized in our statement of operations. The fair value of our Private Placement Warrants and Working Capital Loan Conversion Option requires significate estimates by management. Deviations from these estimates could result in a significate difference to our financial results.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
DIRECTSELLING ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Direct Selling Acquisition Corp.
Opinion on the financial statements
We have audited the accompanying balance sheets of Direct Selling Acquisition Corp. (a Delaware corporation) (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on obtaining additional working capital loans from the sponsor and the completion of a business combination. The Company’s cash and working capital as of December 31, 2023, are not sufficient to complete its planned activities for the upcoming year. These conditions, along with other matters set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
Southfield, Michigan
April 1, 2024

DIRECT SELLING ACQUISITION CORP.
BALANCE SHEETS
DECEMBER 31, 2023

	December 31,
	2023	2022
Assets:
Current assets:
Cash	$467,309	$1,151,319
Prepaid expenses	4,958	114,915

Total current assets	472,267	1,266,234
Cash and investments held in Trust Account	62,606,718	239,365,794

Total Assets	$63,078,985	$240,632,028

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Liabilities:
Franchise taxes payable	$125,450	$68,880
Federal income taxes payable	1,583,871	646,912
Due to related party	667	667
Working Capital loan	2,300,000	2,300,000
Promissory notes to related party	3,855,985	—
Excise tax payable	1,829,791	—
Accounts payable and accrued expenses	1,456,302	32,844

Total current liabilities	11,152,066	3,049,303
Other liabilities	—	400,000
Warrant liability	232,000	928,000
Deferred underwriters’ discount	8,050,000	8,050,000

Total Liabilities	19,434,066	12,427,303

Commitments and Contingencies (Note 6)
Redeemable Class A common stock subject to possible redemption, 5,595,494 and 23,000,000 shares at redemption value at December 31, 2023 and 2022, respectively	61,907,870	239,285,445

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; none issued or outstanding (excluding 5,595,494 and 23,000,000 shares subject to redemption at December 31, 2023 and 2022, respectively)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(18,263,526)	(11,081,295)

Total Stockholders’ Deficit	(18,262,951)	(11,080,720)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$63,078,985	$240,632,028

The accompanying notes are an integral part of the financial statements.

DIRECT SELLING ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Operating costs	$4,691,195	$1,830,438

Loss from operations	(4,691,195)	(1,830,438)

Other income:
Bank interest income	42,215	5,918
Interest earned on cash and investments held in Trust Account	4,620,033	3,378,342
Change in fair value of warrant liability	696,000	10,672,000

Total other income	5,358,248	14,056,260
Income before provision for income taxes	667,053	12,225,822
Provision for income taxes	(936,959)	(646,912)

Net (loss) income	$(269,906)	$11,578,910

Weighted average shares outstanding of Class A common stock	9,457,864	23,000,000

Basic and diluted net (loss) income per share, Class A common stock	$(0.35)	$0.24

Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000

Basic and diluted net (loss) income per share, Class B common stock	$(0.35)	$0.24

The accompanying notes are an integral part of the financial statements.

DIRECT SELLING ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Class B common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2021	5,750,000	$575	$—	$(17,974,760)	$(17,974,185)
Accretion of carrying value to redemption value	—	—	—	(4,685,445)	(4,685,445)
Net income	—	—	—	11,578,910	11,578,910

Balance as of December 31, 2022	5,750,000	575	—	(11,081,295)	(11,080,720)
Excise tax payable attributable to redemption of common stock	—	—	—	(1,829,791)	(1,829,791)
Accretion of carrying value to redemption value	—	—	—	(5,082,534)	(5,082,534)
Net loss	—	—	—	(269,906)	(269,906)

Balance as of December 31, 2023	5,750,000	$575	$—	$(18,263,526)	$(18,262,951)

The accompanying notes are an integral part of the financial statements.

DIRECT SELLING ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(269,906)	$11,578,910
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	(696,000)	(10,672,000)
Interest earned on cash and investments held in Trust Account	(4,620,033)	(3,378,342)
Changes in current assets and liabilities:
Prepaid assets	109,957	598,225
Other liabilities	(400,000)	400,000
Taxes payable	993,529	655,518
Accrued offering costs and expenses	1,423,458	(3,506)

Net cash used in operating activities	(3,458,995)	(821,195)

Cash flows from investing activities:
Funds withdrawn from Trust Account	182,460,109	—
Transfer of extension payment to Trust Account	(1,600,000)	(2,300,000)
Cash withdrawal from Trust Account to pay taxes	519,000	930,566

Net cash provided by (used in) investing activities	181,379,109	(1,369,434)

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	3,855,985	—
Proceeds from issuance of Working Capital loan	—	2,300,000
Funds withdrawn for redemptions	(182,460,109)	—

Net cash (used in) provided by financing activities	(178,604,124)	2,300,000

Net change in cash and cash equivalents	(684,010)	109,371
Cash and cash equivalents, beginning of the year	1,151,319	1,041,948

Cash and cash equivalents, end of the year	$467,309	$1,151,319

Supplemental disclosure of non-cash financing activities:
Excise tax payable attributable to redemption of common stock	$1,829,791	$—

Accretion of carrying value to redemption value	$5,082,534	$4,685,445

Federal income taxes paid	$0	$0

The accompanying notes are an integral part of the financial statements.

DIRECT SELLING ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
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
As of December 31, 2023, the Company had not commenced operations. All activity for the period from March 9, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (the “Public Offering”) and, subsequent to the Public Offering, identifying a target company for a Business Combination and completion of the proposed Business Combination (described below). The Company will not generate operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Public Offering.
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
Upon the closing of the Public Offering, $10.20 per Unit sold in the Public Offering, including the proceeds of the sale of the Private Placement Warrants, is held in a Trust Account and invested only in U.S. government securities with a maturity of 180 days or less, in money market funds meeting certain conditions under Rule 2a-

7 under the Investment Company Act which invest only in direct U.S. government treasury obligations or in demand deposit accounts. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the public shares if the Company is unable to complete the initial Business Combination by the Termination Date, subject to applicable law, and (iii) the redemption of the public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (“Charter”) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company has not consummated an initial Business Combination by the Termination Date or with respect to any other material provisions relating to stockholders’ rights or pre-initial
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

The shares of common stock subject to redemption are recorded at redemption value and classified as temporary equity, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
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
In connection with the Company’s stockholders’ vote on March 24, 2023, the holders of 17,404,506 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.48 per share, for an aggregate redemption amount of $182,460,109. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was approximately $58,660,352 (including interest not previously released to the Company but net of expected franchise and income taxes payable). For the year ended December 31, 2023, $1,600,000 has been deposited in the Trust Account to extend the Termination Date to January 28, 2024.
In the period from January 2024 to March 2024 an aggregate of $480,000 was deposited in the Trust Account, extending the Combination Period to April 28, 2024.
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
Proposed Business Combination
On January 17, 2024, the Company, entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among Aeroflow Urban Air Mobility Private Limited, a private limited company incorporated under the laws of India and a direct wholly owned subsidiary of PubCo (“IndiaCo”), Hunch Technologies Limited, a private limited company incorporated in Ireland with registered number 607449 (“PubCo”), FlyBlade (India) Private Limited, a private limited company incorporated under the laws of India (“Hunch Mobility”), and HTL Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of PubCo (“Merger Sub”).
The transactions contemplated by the Business Combination Agreement, including the Merger (as defined below), and the transactions contemplated by the related transaction documents contemplated by the Business Combination Agreement (collectively, the “Transactions”), will constitute a Business Combination as contemplated by the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 23, 2021 (as amended on March 27, 2023). The Merger and the Transactions were unanimously approved by the board of directors of the Company on January 17, 2024.
The Business Combination Agreement
Reorganization Transactions
Prior to the execution of the Business Combination Agreement, PubCo, IndiaCo and Hunch Mobility consummated a series of reorganization transactions pursuant to which, among other things, Hunch Mobility transferred all of its assets and liabilities (other than certain excluded assets and liabilities) to IndiaCo on a slump sale basis as a going concern.
In connection with the Merger, prior to the closing of the Transactions (the “Closing”), PubCo will complete a reorganization (such transactions, the
“Pre-Closing
Reorganization”), pursuant to which, among other things, (i) after receipt of applicable governmental and regulatory consents, Hunch Mobility shall transfer all of the equity securities of Transhermes Aero IFSC Private Limited, a wholly owned subsidiary of Hunch Mobility incorporated in Gujarat International Finance
Tec-City
under the (Indian) International Financial Services Centres Authority Act, 2019 to IndiaCo, (ii) Hunch Mobility shall promptly undertake any and all steps necessary to complete its voluntary liquidation/winding-up
process in accordance with applicable law and (iii) PubCo shall consummate a reverse share split, pursuant to which all equity securities of PubCo will, following the consummation of the
Pre-Closing
Reorganization and immediately prior to the Merger, be consolidated and result in the aggregate number of Class A ordinary shares in the share capital of PubCo (the “PubCo Class A Ordinary Shares”) and Class B ordinary shares in the share capital of PubCo (the “PubCo Class B Ordinary Shares”) issued and outstanding on a fully-diluted, as converted and as exercised basis (excluding equity securities issued or issuable pursuant to the Convertible Note (as defined below)) being equal to the
Pre-Closing
Reorganization Consideration, which, in the aggregate, is anticipated to be equal to approximately $150 million.
The Merger
Following the
Pre-Closing
Reorganization and pursuant to the Business Combination Agreement, at the Closing, Merger Sub will merge with and into the Company (the “Merger”), pursuant to which the separate corporate existence of Merger Sub will cease, with the Company being the surviving corporation and becoming a wholly owned subsidiary of PubCo.
In connection with the Merger, each (i) share of Class A common stock of the Company, par value $0.0001 per share (each, a “DSAQ Class A Share”), (ii) share of Class B common stock of the Company, par value $0.0001 per share (each, a “DSAQ Class B Share”), and (iii) convertible preferred share of the Company that will be issued pursuant to the Investor Subscription Agreement (as defined below) (each, a “DSAQ Preferred Share” and together with the DSAQ Class A Shares and DSAQ Class B Shares, the “DSAQ Shares”), issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”), other than those held in treasury, will be automatically cancelled and extinguished and converted into the right to receive: (A) with respect to each DSAQ Class A Share and DSAQ Class B Share, one (1) PubCo Class A Ordinary Share, one (1) CVR I, one (1) CVR II and one (1) CVR III, which are described in further detail below, and (B) with respect to each DSAQ Preferred Share, one (1) PubCo Preferred Share. All DSAQ Shares held in treasury will be canceled and extinguished without consideration.
Each unit of the Company issued in the IPO that is outstanding immediately prior to the Effective Time will be automatically separated and the holder thereof will be deemed to hold one (1) DSAQ Class A Share and one-half
(1/2) of a public warrant of the Company, which underlying securities will be converted as described above.
At the Effective Time, unless otherwise amended by the DSAQ Warrant Amendment, without any further action, each warrant of the Company that is outstanding immediately prior to the Effective Time shall remain outstanding but shall be assumed by PubCo and automatically adjusted to become (A) with respect to each public warrant of the Company, one (1) public warrant of PubCo and (B) with respect to each private placement warrant of the Company, one (1) private placement warrant of PubCo, each of which shall be subject to substantially the same terms and conditions applicable prior to such conversion; except that each such warrant shall be exercisable (or will become exercisable in accordance with its terms) for (i) one (1) PubCo Class A Ordinary Share, (ii) one (1) CVR I, (iii) one (1) CVR II and (iv) one (1) CVR III, in lieu of DSAQ Class A Shares (subject to the PubCo warrant agreement). If the DSAQ Warrant Amendment is approved, then immediately prior to the Effective Time, each warrant of the Company will automatically convert into one-fifth
(1/5)
of one DSAQ Class A Share (with no fractional shares being issued if less than five (5) warrants are held).
Registration Statement/Proxy Statement
In connection with the Transactions, the Company and PubCo will prepare and file a registration statement on Form
F-4
(the “Registration Statement/Proxy Statement”) with the SEC, which will include a prospectus of PubCo and a proxy statement/prospectus for the Company’s stockholder meeting to solicit the vote of the Company’s stockholders to, among other things, adopt the Business Combination Agreement and approve the Transactions.

In addition, as promptly as practicable following the time at which the Registration Statement/Proxy Statement is declared effective under the Securities Act, the Company will solicit the vote or consent of registered holders of warrants of the Company to adopt and approve an amendment to the Company’s warrant agreement to provide that, effective immediately prior to the Effective Time, each warrant of the Company will automatically convert into one-fifth
(1/5) of one DSAQ Class A Share (with no fractional shares being issued if less than five (5) warrants are held).
Representations, Warranties and Covenants
The parties to the Business Combination Agreement have made representations, warranties and covenants that are customary for transactions of this nature. The representations and warranties of the respective parties to the Business Combination Agreement will not survive the Closing. The covenants of the respective parties to the Business Combination Agreement will also not survive the Closing, except for those covenants that by their terms expressly apply in whole or in part after the Closing.
In connection with the foregoing, the Company, through its board of directors, shall recommend to the Company’s stockholders and warrant holders the adoption and approval of the Business Combination Agreement and the transactions contemplated thereby (including the Merger), and the approval and adoption of the DSAQ Warrant Amendment, respectively. Notwithstanding the foregoing, if, at any time prior to obtaining the requisite approval of the Company’s stockholders with respect to the Business Combination, the Company’s board of directors determines in good faith, after consultation with its outside legal counsel, that a Blade Group Material Adverse Effect has occurred on or after the date of the Business Combination Agreement and, as a result, the failure to change its recommendation would be inconsistent with the board of directors’ fiduciary duties under applicable law, the Company’s board of directors may effect a change of recommendation, subject to certain conditions.
Exclusivity
Each of the Company, PubCo, IndiaCo, Hunch Mobility and Merger Sub has agreed that from the date of the Business Combination Agreement to the earlier of the closing of the Merger and the termination of the Business Combination Agreement, no party will: (i) solicit, initiate, encourage (including by means of furnishing or disclosing information), knowingly facilitate (including by commencing due diligence), discuss or negotiate, directly or indirectly, any inquiry, proposal or offer (written or oral) with respect to an alternative transaction, (ii) furnish or disclose any non-public
information to any person in connection with, or that could reasonably be expected to lead to, an alternative transaction, (iii) enter into any contract or other arrangement or understanding regarding an alternative transaction, (iv) make any filings with the SEC in connection with a public offering of any equity securities or other securities of the Blade Group (or any affiliate or successor of the Blade Group) or (v) otherwise cooperate in any way with, or assist or participate in, or knowingly facilitate or encourage any effort or attempt by any person (other than the Principal Shareholders and the Blade Group) to do or seek to do any of the foregoing or seek to circumvent such covenant or further any alternative transaction.
Conditions to Closing
Mutual Conditions
The obligations of the parties to the Business Combination Agreement to consummate the Transactions are conditioned upon the following mutual conditions:
a) the absence of any law or other legal restraint or prohibition issued by any court of competent jurisdiction or other governmental authority preventing the consummation of the Transactions;

b) the effectiveness under the Securities Act of 1933, as amended (the “Securities Act”), of the Registration Statement/Proxy Statement and that no stop order will have been issued by the SEC and remain in effect with respect to the Registration Statement/Proxy Statement;
c) obtaining, at the special meeting of Company stockholders where a quorum is present, the vote of the holders of a majority of the outstanding DSAQ Shares entitled to vote thereon to adopt and approve the Business Combination Agreement and the transactions contemplated thereby (including the Merger);
d) the PubCo Class A Ordinary Shares that constitute the consideration for the Business Combination having been approved for listing on a stock exchange, subject only to notice of issuance;
e) the entry by PubCo into a composition agreement with the Revenue Commissioners of Ireland and a special eligibility agreement for securities with the Depositary Trust Company in respect of PubCo Class A Ordinary Shares and, if the Company’s warrants are assumed pursuant to the Business Combination Agreement, PubCo warrants, both of which shall be in full force and effect and enforceable in accordance with their respective terms; and
f) PubCo, Sponsor, and the Principal Shareholders (as defined below) shall have executed a registration rights agreement, containing customary demand and piggyback registration rights, in a form reasonably acceptable to PubCo, the Sponsor and the Principal Shareholders.
Conditions of PubCo, IndiaCo, Hunch Mobility and Merger Sub
The obligations of PubCo, IndiaCo, Hunch Mobility and Merger Sub to consummate the Transactions are conditioned upon, among other things:
a) the consummation of the transactions contemplated by the Investor Subscription Agreement (as defined below); and
b) An affiliate of Investor (as defined below) being the beneficial owner of at least 955,100 DSAQ Class A Shares and not electing to have such DSAQ Class A Shares redeemed by the Company in connection with the Company’s special meeting.
Conditions of the Company
The obligations of the Company to consummate the Transactions are conditioned upon, among other things:
b) the absence of a Blade Group Material Adverse Effect;
b) the
Pre-Closing
Reorganization having been completed; and
c) the consummation of the transactions contemplated by the Hunch Subscription Agreement.
Termination
The Business Combination Agreement may be terminated at any time prior to the Closing by mutual written consent of the Company and PubCo and in certain other circumstances, including if the Closing has not occurred on or prior to March 28, 2024 (subject to automatic extension to June 28, 2024 in the event that the Company obtains an extension of the deadline by which the Company must complete a business combination in accordance with its governing documents) and the primary cause of the failure for the Closing to have occurred on or prior to such date is not due to a breach of the Business Combination Agreement by the party seeking to terminate.

Note Purchase Agreement and Convertible Notes
Concurrently with the execution and delivery of the Business Combination Agreement, PubCo entered into a convertible note purchase agreement (the “Note Purchase Agreement”) with an investor with majority economic, non-voting
interest in the Sponsor (“Investor” or the “Holder”), and IndiaCo, pursuant to which PubCo will issue to the Holder three senior unsecured convertible notes with an aggregate principal amount of $3,000,000 (each a “Convertible Note”, and together the “Convertible Notes”). Within twenty-four (24) hours of the execution of the Business Combination Agreement, or at such other time and place upon which the parties shall agree in writing (the “Initial Closing Date”), PubCo shall execute and deliver a Convertible Note with an aggregate principal amount of $1,000,000 to the Holder, which is automatically convertible into 100,000 PubCo Preferred Shares upon the Effective Time (the “Initial Convertible Note”). Following the Initial Closing Date, PubCo shall execute and deliver, and the Holder shall fund, two additional Convertible Notes in two monthly installments at subsequent closings (each an “Installment Closing”). The two Installment Closings shall be held: (i) on the day one (1) month following the Initial Closing Date and (ii) on the day two (2) months following the Initial Closing Date, at such time and place as shall be approved by PubCo and the Holder, with an additional aggregate principal amount of $2,000,000 on the same terms and conditions as those contained in the Initial Convertible Note. The PubCo Preferred Shares issuable upon conversion of the Convertible Notes, pursuant to their terms, shall be convertible into PubCo Class A Ordinary Shares. Interest shall accrue on the unpaid principal balance of each Convertible Note, together with any interest accrued but unpaid thereon (the “Outstanding Amount”), at an annual rate equal to 10% per annum, until the Outstanding Amount is paid or the closing of the Business Combination. Each Convertible Note’s first interest payment date will be the first three-month anniversary of the date of each respective Convertible Note. Pursuant to the Note Purchase Agreement, the proceeds from the issuance of the Convertible Notes will be used: (i) up to $750,000 solely for working capital purposes for the operation of IndiaCo’s business, (ii) the remaining aggregate proceeds of the Convertible Notes other than the proceeds used in accordance with clause (i) solely for the acquisition of aircraft and (iii) in each case of clauses (i) and (ii) in compliance with all applicable laws.
The Outstanding Amount of each Convertible Note shall be automatically due and payable in full on the date that is the earlier of (1) three (3) business days following the termination of the Business Combination Agreement and (2) 363 days from the date of issuance of each respective Convertible Note (as applicable, the “Maturity Date”). If PubCo fails to pay any amount due pursuant to each Convertible Note within five business days of each respective Maturity Date, interest shall accrue at the rate of 17% per annum on the Outstanding Amount until the entire Outstanding Amount is paid in full.
Investor Subscription Agreement
Concurrently with the execution and delivery of the Business Combination Agreement, the Company entered into a subscription agreement (the “Investor Subscription Agreement”) with Investor.
Pursuant to the Investor Subscription Agreement, Investor agreed to subscribe for and purchase, and the Company agreed to issue and sell to Investor, immediately prior to the Closing, an aggregate of 700,000 DSAQ Preferred Shares for a purchase price of $10.00 per share, for aggregate gross proceeds of $7,000,000.
The closing of the Investor Subscription Agreement will be conditioned on (i) the consummation of the transactions contemplated by the Hunch Subscription Agreement and (ii) the consummation of additional investments in an aggregate investment amount of $12,000,000 (“Minimum Additional Investment”), for DSAQ Preferred Shares, DSAQ Class A Shares, PubCo Preferred Shares or PubCo Ordinary Shares, issued to investors (the “Additional Investors”), on terms and conditions that are not materially more advantageous to any such Additional Investors than Investor hereunder, unless such terms and conditions are consented to by Investor. For avoidance of doubt, the Minimum Additional Investment shall not include any investments pursuant to the Investor Subscription Agreement, the acquisition of the Retained Shares (as defined the Investor Subscription Agreement) or the Hunch Subscription Agreement.

The Investor Subscription Agreement contains customary conditions to closing, including, among other things, the consummation of the Business Combination. The Investor Subscription Agreement also provides that the Company will grant Investor certain customary registration rights.
Hunch Subscription Agreement
Concurrently with the execution and delivery of the Business Combination Agreement, Quick Response Services Provider LLP (“QRSP”) entered into a subscription agreement (the “Hunch Subscription Agreement”) with PubCo.
Pursuant to the Hunch Subscription Agreement, QRSP agreed to subscribe for and purchase, and PubCo agreed to issue and sell to QRSP, immediately prior to the Closing, an aggregate of 300,000 PubCo Preferred Shares for a purchase price of $10.00 per share, for aggregate gross proceeds of $3,000,000.
The closing of the Hunch Subscription Agreement will be conditioned on the consummation of the transactions contemplated by the Investor Subscription Agreement. The Hunch Subscription Agreement also contains customary conditions to closing, including, among other things, the consummation of the Business Combination. The Hunch Subscription Agreement also provides that PubCo will grant QRSP certain customary registration rights.
Principal Shareholder Support Agreement
Concurrently with the execution and delivery of the Business Combination Agreement, the Company, Quick Response Services Provider LLP, a limited liability partnership incorporated under the laws of India (“Hunch”), and Blade Urban Air Mobility Inc., a Delaware corporation (together with Hunch, the “Principal Shareholders” and each, a “Principal Shareholder”), and PubCo have entered into that Principal Shareholder Support Agreement (the “Principal Shareholder Support Agreement”) pursuant to which each Principal Shareholder has agreed, among other things: (i) to support and vote or consent to the requisite transaction proposals and (ii) not to transfer any equity security of PubCo until the earlier to occur of (a) the Closing, (b) such date and time as the Business Combination Agreement is validly terminated in accordance with its terms and (c) the mutual agreement of the parties thereto, in each case subject to the terms and conditions set forth therein.
Sponsor Support Agreement
Concurrently with the execution and delivery of the Business Combination Agreement, the Sponsor, the Company, PubCo and, for certain limited purposes, certain of the Company’s directors, executive officers and affiliates (such individuals, the “Insiders”) have entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”).
Pursuant to the Sponsor Support Agreement, the Sponsor has, among other things, agreed to (i) support and vote in favor of the requisite transaction proposals; (ii) waive all adjustments to the conversion ratio set forth in Company’s amended and restated certificate of incorporation with respect to its DSAQ Class B Shares, (iii) be bound by certain transfer restrictions with respect to their DSAQ Class B Shares and the warrants of the Company, as applicable, prior to Closing and (iv) the forfeiture, transfer or conversion into DSAQ Class A Shares, as applicable of warrants of the Company under the terms and conditions set forth therein. Specifically, the Sponsor has agreed to make available up to 9,950,000 private placement warrants of the Company (or, if the DSAQ Warrant Amendment is approved, the PubCo Class A Ordinary Shares corresponding thereto) to existing stockholders of the Company in exchange for such stockholders agreeing not to redeem their DSAQ Class A Shares in connection with the Company’s stockholder meeting. If less than all such private placement warrants (or, if the DSAQ Warrant Amendment is approved, the PubCo Class A Ordinary Shares corresponding thereto) are so transferred, then the Sponsor shall (i) retain 50% of such private placement warrants not so transferred and (ii) forfeit 50% of such private placement warrants not so transferred. If the DSAQ Warrant Amendment is not approved, any such retained private placement warrants may, at the Sponsor’s election, be surrendered to the Company prior to the Closing in exchange for one (1) DSAQ Class A Share for every five (5) private placement warrants so surrendered. If the DSAQ Warrant Amendment is approved, each such private placement warrant retained will automatically convert into one-fifth
(1/5) of one DSAQ Class A Share (with no fractional shares being issued if less than five (5) warrants are held).
Contingent Value Rights Agreement
Concurrently with the consummation of the Business Combination Agreement, PubCo will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) with a rights agent (“Rights Agent”) pursuant to which the holders of DSAQ Class A Shares and DSAQ Class B Shares outstanding as of immediately prior to the Effective Time will receive one (1) CVR I, one (1) CVR II and one (1) CVR III (each, a “CVR”) for each one whole DSAQ Share held by such stockholder on such date. Each CVR I represents the right of the holder thereof to receive its pro rata share of 2,000,000 newly issued PubCo Class A Ordinary Shares, and each CVR I shall be exercised automatically upon PubCo’s delivery of the CVR Payment Notice (as defined in the CVR Agreement) to the Rights Agent, notifying the Rights Agent that, during the 12 month period ending on the final day of the month in which the second anniversary of the Closing occurs, the consolidated revenues of PubCo and its subsidiaries was less than $50 million. Each CVR II represents the right of the holder thereof to receive its pro rata share of 2,000,000 newly issued PubCo Class A Ordinary Shares, and each CVR II shall be exercised automatically upon PubCo’s delivery of the CVR Payment Notice to the Rights Agent, notifying the Rights Agent that, during the 12 month period ending on the final day of the month in which the third anniversary of the Closing occurs, the consolidated revenues of PubCo and its subsidiaries was less than $142 million. Each CVR III represents the right of the holder thereof to receive its pro rata share of 2,000,000 newly issued PubCo Class A Ordinary Shares, and each CVR III shall be exercised automatically upon PubCo’s delivery of the CVR Payment Notice, notifying the Rights Agent that, during the 12 month period ending on the final day of the month in which the fourth anniversary of the Closing occurs, the consolidated revenues of PubCo and its subsidiaries was less than $263 million.
The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent for subsequent distribution to the holders of the CVRs. There can be no assurance that any payment of any PubCo Ordinary Shares will be made or that any holders of CVRs will receive any amounts with respect thereto.
The right to the contingent payments contemplated by the CVR Agreement is a contractual right only. The CVRs will not be evidenced by a certificate or other instrument. The CVRs will not be transferable. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in PubCo or any of its affiliates. No interest will accrue on any amounts payable in respect of the CVRs.

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
For the year ended December 31, 2023 and 2022, the Company has recognized $1,829,791 and $0, respectively, in excise tax payable related to share redemptions. In accordance with
ASC340-10-S99-1,
the liability does not impact the statements of operations and is offset against accumulated deficit because additional paid-in
capital is not available.
Liquidity and Capital Resources
As of December 31, 2023, the Company had $467,309 in its operating bank account and a working capital deficit of $10,679,799.

The Company has entered into promissory notes and working capital loans with the Sponsor for a total of $6,155,985. These Notes bear no interest and are due upon liquidation or consummation of an initial Business Combination. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.
As of the date of this filing, the Company has until April 28, 2024, unless otherwise extended pursuant to the Charter and with a monthly additional deposit of $160,000 to the Trust Account, to consummate an initial Business Combination.
It is uncertain that the Company will be able to consummate an initial Business Combination within 12 months from the issuance date of these financial statements or obtain additional funding. If an initial Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In the event of a dissolution, we anticipate a shortfall of liquidity. Our anticipated shortfall of sufficient liquidity to meet our current and future estimated financial obligations raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. We plan to address this uncertainty through working capital loans and through consummation of our initial Business Combination. There is no assurance that working capital loans will be available to us or that our plans to consummate an initial Business Combination will be successful.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $467,309 and $1,151,319 in cash and did not have any cash equivalents as of December 31, 2023 or December 31, 2022.
Cash and Investments Held in Trust Account
At December 31, 2023, the Trust Account included a demand deposit account and at December 31, 2022 investments were substantially held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash accounts in financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2023 and 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption
As discussed in Note 3, all of the Class A common stock contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Charter. In accordance with ASC480-10-S99, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, on December 31, 2023 and 2022
,
 5,595,494 and 23,000,000
shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($11.06 and $10.40 per share at December 31, 2023 and 2022, respectively) at the end of each reporting period. Such changes are reflected in additional paid-in capital,
or in the absence of additional capital, in accumulated deficit.
Net (Loss) Income Per Share of Common Stock
The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 23,200,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share of common stock for the year ended December 31, 2023 and 2022, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share of common stock for each class of common stock.

	For the Year Ended December 31,
	2023	2022
Net (loss) income	$(269,906)	$11,578,910
Accretion of temporary equity to redemption value	(5,082,534)	(4,685,445)

Net (loss) income including accretion of temporary equity to redemption value	$(5,352,440)	$6,893,465

	For the Year Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share of common stock:
Numerator:
Allocation of net (loss) income including accretion of temporary equity	$(3,328,715)	$(2,023,725)	$5,514,772	$1,378,693
Denominator:
Weighted-average shares outstanding	9,457,864	5,750,000	23,000,000	5,750,000
Basic and diluted net (loss) income per share of common stock	$(0.35)	$(0.35)	$0.24	$0.24

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, other than the warrant liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature. As of December 31, 2023 and 2022, the Company reported warrants issued at the consummation of the Public Offering at their fair value.
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
Warrants
The Company accounts for the 23,200,000 warrants issued in connection with the Public Offering and Private Placement Warrants in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. At December 31, 2023 and 2022, the Company recognized a warrant liability of $232,000 and $928,000, respectively, to present the Public Warrants and Private Placement Warrants at fair value. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets. Such warrant classification is also subject to re-evaluation
at each reporting period.
Working Capital Loan Conversion Option
One of the Company’s working capital loans was entered into on December 28, 2022, whereby the Sponsor agreed to loan the Company $2,300,000. At the option of the Sponsor, up to $1,500,000 of the Convertible Note may be converted into warrants of the Company at a price of $1.00 per warrant (1,500,000 warrants) with each Warrant exercisable for one share of Class A common stock, $0.0001 par value per share (“Convertible Note” or “Working Capital Loan”). The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of December 31, 2023 and 2022, there was $2,300,000 outstanding under the Working Capital Loan. This amount is included on the balance sheet as Working Capital loan. The Working Capital Loan Conversion Option qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value. As of December 31, 2023 and 2022, the value of the Working Capital Loan Conversion Option was $0.

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU
2020-06
are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company does not believe adoption of ASU
2020-06
on January 1, 2024 will have a significant impact on its consolidated financial statements.
In December 2023, the FASB issued ASU
2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU
2023-09),
which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU
2023-09
is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU
2023-09
will have a material impact on its consolidated financial statements and disclosures.
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
and accumulated deficit.
As of December 31, 2023 and 2022, the Class A common stock reflected on the balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption
	Shares	Amount
January 1, 2022	23,000,000	$234,600,000
Plus:
Accretion to redemption value from earnings		2,385,445
Accretion to redemption value from additional funding		2,300,000

December 31, 2022	23,000,000	239,285,445
Less:
Redemptions	17,404,506	(182,460,109)
Plus:
Accretion of carrying value to redemption value		3,482,534
Accretion to redemption value from additional funding		1,600,000

December 31, 2023	5,595,494	$61,907,870

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
Promissory Note — Related Party
In May 2023 the Company formalized a promissory note with the Sponsor. As of December 31, 2023, the Company had borrowed $3,855,985 under the promissory note (“Note”). The Note does not bear interest and matures upon closing of the Company’s Business Combination. In the event that the Company does not complete a Business Combination, the Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s IPO, or will be forfeited, eliminated or otherwise forgiven. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

Working Capital Loans
On December 28, 2022, the Company issued the Convertible Note in the principal amount of $2,300,000. The Convertible Note is non-interest
bearing, unsecured and due at the time of an initial Business Combination. If a Business Combination is not completed, the Company may not use funds in the Trust Account to repay the Convertible Note. Additionally, upon consummation of a Business Combination, up to $1,500,000 of the Convertible Note may be converted into warrants of the Company at a price of $1.00 per warrant with each Warrant exercisable for one share of Class A common stock, $0.0001 par value per share. The warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of December 31, 2023 and 2022, there is $2,300,000 outstanding under the Convertible Note and reported on the balance sheet as Working Capital loan.
Administrative Service Fee
The Company has entered into an administrative services agreement pursuant to which the Company will pay of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2023, the Company incurred and accrued $120,000 in administrative service fees, respectively, of which were included in due to related party. For the year ended December 31, 2022, the Company incurred and accrued $120,000 and $667 administrative service fee, respectively.
Note 5 — Recurring Fair Value Measurements
Cash and Investment Held in Trust Account
At December 31, 2023, the Trust Account included a demand deposit account and at December 31, 2022 investments were substantially held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). The Company reports this fund at fair market value.
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
The terms and conditions of the Company’s Private Placement Warrants are substantially the same as the Company’s Public Warrants. As such, they are economically equivalent and the Company’s warrant liability for the Private Placement Warrants and is based on the price of the Company’s Public Warrants. The fair value of the Private Placement Warrants liability is classified within Level 2 of the fair value hierarchy at December 31, 2023 and 2022.
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

The following tables presents fair value information as of December 31, 2023 and 2022 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash held in Trust Account	$62,606,718	$—	$—
Liabilities :
Working Capital Loan Conversion Option	$—	$—	$—
Public Warrants	115,000	—	—
Private Placement Warrants	—	117,000	—

	$115,000	$117,000	$—

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$239,365,794	$—	$—
Liabilities :
Working Capital Loan Conversion Option	$—	$—	$—
Public Warrants	460,000	—	—
Private Placement Warrants	—	468,000	—

	$460,000	$468,000	$—

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
Note 7 — Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were no shares issued or outstanding excluding 5,595,494 and 23,000,000 shares of Class A common stock issued or outstanding that are subject to possible redemption, respectively.

Class B Common Stock
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 5,750,000 shares of Class B common stock issued and outstanding.
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
basis.

Note 8 — Income Taxes
The Company’s net deferred tax assets for the year ended December 31, 2023 and 2022, follows:

	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforward	$—	$—
Startup costs	496,505	320,609

Total deferred tax assets	496,505	320,609
Valuation allowance	(496,505)	(320,609)

Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2023 and 2022, consists of the following:

	December 31,
	2023	2022
Federal
Current	$936,959	$646,912
Deferred	(175,895)	(320,609)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	175,895	320,609

Income tax provision	$936,959	$646,912

As of December 31, 2023 and 2022, the Company had no U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2023 and 2022, the Company did not have any state net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023, the change in the valuation allowance was $175,895. For the year ended December 31, 2022, the change in the valuation allowance was $320,609.
A reconciliation of the federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2023 and 2022, follows:

	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrants	(21.9)%	(18.3)%
Business combination expenses	115.0	0.0%
Change in valuation allowance	26.4%	2.6%

Income tax provision	140.5%	5.3%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value in warrants and the recording of full valuation allowances on deferred tax assets.
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
On March 2
8
, 2024
the Company’s stockholders voted to amend the Company’s Charter to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination (the “Charter Extension”) from March 28, 2024 to April 28, 2024 and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to eleven times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors (the “Board”), if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2025 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). For each monthly extension of the Charter Extension Date the Company will deposit
$90,000
into the Trust Account.
In connection with the Company’s stockholders’ vote on March 28, 2024, the holders of 2,722,283 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $11.16 per share, for an aggregate redemption amount of $32,066,629.79. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was approximately $30,382,189.52 (including interest not previously released to the Company but net of expected franchise and income taxes payable).
In the period from January 2024 to March 2024 an aggregate of $480,000 was deposited in the Trust Account, extending the Combination Period to April 28, 2024.
On March 29, 2024, the Sponsor converted an aggregate of 5,749,000 shares of Class B common stock into shares of Class A common stock on a one-for-one basis
. The Sponsor has agreed to waive any right to receive funds from Company’s trust account with respect to the Class A Common Stock received upon such conversion and will acknowledge that such shares will be subject to all of the restrictions applicable to the original Class B common stock under the terms of that certain letter agreement, dated as of September 23, 2021, by and among the Company, its directors and officers and the Sponsor.
On April 1, 2024, the Company issued an unsecured promissory note (the “Fourth Note”) in the principal amount of
$1,580,000
to the Sponsor. The Fourth Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not complete an initial business combination, the Fourth Note will be repaid only from funds held outside of the Trust Account, or will be forfeited, eliminated or otherwise forgiven. The Fourth Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Fourth Note becoming immediately due and payable.
As discussed in Note 1, the Company entered into a Business Combination Agreement on January 17, 2024. The transactions contemplated by the proposed BCA were unanimously approved by the board of directors of the Company on January 17, 2024.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position

Dave Wentz	53	Chairman and Chief Executive Officer

Mike Lohner	61	President, Chief Financial Officer and Director

Wayne Moorehead	49	Chief Strategy Officer

Bradford Richardson	58	Director

Travis Ogden	52	Director

Heather Chastain	49	Director

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

Mike Lohner, President, Chief Financial Officer and Director

Mike Lohner serves as the President, Chief Financial Officer and a Director Nominee of Direct Selling Acquisition Corp. Mr. Lohner is a highly experienced executive, board member, founder and investor in the selling and direct-to-consumer industries, amongst others. Over the course of his career, he has played either a leading or integral role in the evaluation and underwriting of multiple transactions and investments within the direct selling industry and has played key roles in the development and management of a number of businesses that resulted in nine-figure exits. Mike currently serves as the chairman of the board of S&D Retail, a leading technology enabled social selling platform and fashion accessories business with three current brands: Stella & Dot, Keep Collective, and Ever Skincare, where he previously also served as chief executive officer.

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

We believe Mr. Moorehead’s experience as a senior level executive for over 20 years in the direct selling industry makes him well qualified to serve as our Chief Strategy Officer.

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

Previously, from 1997 to 2008, Mr. Richardson served USANA in a variety of roles, culminating in his service as executive vice president—APAC. Under his leadership, USANA’s APAC business grew from startup to $169.2 million per year, representing more than 40% of total revenue at the time of his departure. Since 2018, Mr. Richardson has consulted for leading companies and spent time exploring new opportunities in the sector.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members and is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Travis Ogden and Heather Chastain, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Bradford Richardson, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Dave Wentz and Mike Lohner will expire at our third annual meeting of stockholders.

On November 3, 2023, John Addison notified the Company of his decision to resign as a director of the Company, effective immediately. Mr. Addison’s decision to resign was not the result of any dispute or disagreement with the Company or a matter related to its operations, policies or practices. On the same date, in order for the Company to maintain a majority of independent directors, as required by the NYSE, Wayne Moorhead voluntarily resigned as a director of the Company. Mr. Moorhead’s decision to resign as a director of the Company was not the result of any dispute or disagreement with the Company or a matter related to its operations, policies, or practices. Mt. Moorhead continues to serve as Chief Strategy Officer of the Company. On November 3, 2023, the Company announced the appointment of Heather Chastain, an existing director of the Company, to the Audit Committee of the Board, effective immediately.

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

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our Public Offering. Our board of directors has determined that Bradford Richardson, Travis Ogden and Heather Chastain are “independent directors” as defined in NYSE rules and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors. Bradford Richardson, Travis Ogden and Heather Chastain serve as members of our audit committee, and Bradford Richardson chairs the audit committee. All members of our audit committee are independent of and unaffiliated with our sponsor and our underwriters.

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

Compensation Committee

We have established a compensation committee of the board of directors Bradford Richardson and Travis Ogden serve as members of our compensation committee. Travis Ogden chairs the compensation committee.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. Travis Ogden is the only member of our nominating and corporate governance committee.

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

Clawback Policy

The Board has adopted a Clawback Policy (the “Clawback Policy”) designed to comply with Section 10D of the Exchange Act of 1934, the rules promulgated thereunder, and the listing standards of the national securities exchange on which the Company’s securities are listed. The Clawback Policy is filed as Exhibit 97.1 to this Annual Report.

The Company believes that it is in the best interests of the Company and its shareholders to create and maintain a culture that emphasizes integrity and accountability and that reinforces the Company’s pay-for-performance compensation philosophy. The Board therefore adopted the Clawback Policy, which provides for the recoupment of certain executive compensation in the event that the Company is required to prepare an accounting restatement of its financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws. The Clawback Policy is administered by the Compensation Committee of the Board. Any determinations made by the Compensation Committee are final and binding on all affected individuals. The Clawback Policy applies to the Company’s current and former executive officers (as determined by the Compensation Committee in accordance with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of the national securities exchange on which the Company’s securities are listed) and such other senior executives or employees who may from time to time be deemed subject to the Clawvback Policy by the Compensation Committee (collectively, the “Covered Executives”). While each Covered Executive shall be required to sign and return a form that acknowledges that he or she is bound by the terms of the Clawback Policy, the Clawback Policy will be enforceable against any Covered Executive, and his or her successors (as specified in the Clawback Policy) regardless of whether or not such form is signed by such Covered Executive.

The Company could be required to prepare an accounting restatement of its financial statements for several reasons, including (i) to correct a material error in a previously issued financial statement and (ii) to address an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The Compensation Committee may determine under its sole discretion the method of recouping any Overpayment (as defined in the Clawback Policy), which include, without limitation, requiring reimbursement of previously paid cash Incentive-Based Compensation (as defined in the Clawback Policy), cancelling outstanding or unvested equity awards and taking any other remedial action permitted by law.

The Company is limited to recovering any Overpayments that were received during the three (3) completed fiscal years prior to the date on which the Company is required to prepare an accounting restatement. The Clawback Policy shall only apply to an Invective-Based Compensation received on or after October 2, 2023. The Board may amend the Clawback Policy from time to time or terminate the Clawback Policy at any time.

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

The following table presents information regarding the beneficial ownership of our common stock available to us on December 31, 2023, with respect to our common stock held by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding shares of a class of common stock;

•	each of our officers, directors and director nominees; and

•	all our officers and directors as a group.

The following table is based on 11,345,494 shares of common stock outstanding on December 31, 2023, of which 5,595,494 were shares of Class A common stock and 5,750,000 were shares of Class B common stock. The table below does not account for redemptions of common stock that occurred in connection with the Second Extension Meeting held on March 28, 2024. Unless otherwise indicated, we believe that all persons named in the table had sole voting and investment power with respect to all of our common stock beneficially owned by them as of December 31, 2023.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owners(1)	Number of Shares Beneficially Owned	Percentage of Class	Number of Shares Beneficially Owned	Percentage of Class	Percentage of Outstanding Common Stock
DSAC Partners LLC(3)	—	—	5,750,000	100%	50.7%
Dave Wentz(3)	—	—	5,750,000	100%	50.7%
Mike Lohner	—	—	—	—	—
Wayne Moorehead	—	—	—	—	—
Bradford Richardson	—	—	—	—	—
Travis Ogden	—	—	—	—	—
Heather Chastain	—	—	—	—	—
John Addison (4)	—	—	—	—	—
Polar Asset Management Partners Inc.(5)	290,000	5.2%	—	—	2.6%
Shaolin Capital Management LLC(6)	284,879	5.1%	—	—	2.5%
Alberta Investment Management Corporation(7)	375,000	6.7%	—	—	3.3%
Periscope Capital Inc.(8)	306,051	5.5%	—	—	2.7%
Antara Capital LP(9)	955,100	17.1%	—	—	8.4%
Wolverine Asset Management, LLC(10)	329,990	5.9%	—	—	2.92%
Cowen and Company, LLC(11)	350,000	6.2%	—	—	3.1%
Mangrove Partners IM, LLC(12)	296,396	5.3%	—	—	2.6%
All officers and directors as a group (six individuals)			5,750,000	100%	50.7%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Direct Selling Acquisition Corp., 5800 Democracy Drive, Plano, TX 75024.
(2)

Interests shown consist solely of Founder Shares, classified as shares of Class B Common Stock. Such shares will automatically convert into shares of Class A Common Stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described elsewhere herein.

(3)

DSAC Partners LLC is the record holder of the shares reported herein. DSAC Manager LLC is the manager of the sponsor. Mr. Wentz is the sole member of DSAC Manager LLC and has voting and investment discretion with respect to the shares of Class B Common Stock held of record by the sponsor. Mr. Wentz disclaims any beneficial ownership of the shares of Class B Common Stock held by the sponsor, except to the extent of his pecuniary interest therein.

(4)	Mr. Addison tendered his resignation on November 3, 2023.
(5)

Based on information reported on a Schedule 13G/A filed on February 12, 2024 by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares of Class A Common Stock directly held by PMSMF. The address of the business office of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(6)

Based on information reported on a Schedule 13G/A filed on February 14, 2024 by Shaolin Capital Management LLC, a company incorporated under the laws of State of Delaware, which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd., a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, DS Liquid DIV RVA SCM LLC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC being managed accounts advised by the Shaolin Capital Management LLC. The address of the business office of Shaolin Capital Management LLC is 230 NW 24th Street, Suite 603, Miami, FL 33127.

(7)

Based on information reported on a Schedule 13G filed on February 12, 2024 by Alberta Investment Management Corporation (“AIMC”). Pursuant to the Alberta Investment Management Corporation Act, SA 2007 c A-26.5, AIMC provides investment management services for a diverse group of Alberta public sector clients, including Alberta public sector pension plans and provincial endowment funds. The address of the business office of AIMCC is 1600 - 10250 101 Street NW, Edmonton, Alberta T5J 3P4, Canada.

(8)

Based on information reported on a Schedule 13G filed on February 12, 2024 by Periscope Capital Inc (“Periscope”). Periscope, which is the beneficial owner of 161,351 shares of Class A Common Stock, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds (each, a “Periscope Fund”) that collectively directly own 144,700 shares of Class A Common Stock. The address of the business office of Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(9)

Antara Capital LP serves as the investment manager of both Antara Capital Total Return SPAC Master Fund LP and Antara Capital Master Fund LP. Based on information reported on Schedule 13G filed on April 4, 2023 on behalf of the following reporting persons, each of whom possess voting and dispositive power over the 955,100 shares of Class A Common Stock (i) Antara Master Fund, a Cayman Islands exempted limited partnership, (ii) Antara SPAC Fund, a Cayman Islands exempted limited partnership, (iii) Antara Capital LP, a Delaware limited partnership, (iv) Antara Capital GP LLC, a Delaware limited liability company, (v) Antara Capital Fund GP LLC, a Delaware limited liability company, (vi) Antara Capital Total Return SPAC Fund GP LLC, a Delaware limited liability company, and (vii) Himanshu Gulati. The address of the business office of Antara Capital LP is 55 Hudson Yards, 47th floor Suite C, New York, NY 10001.

(10)

Based on information reported on a Schedule 13G filed on February 1, 2024 by Wolverine Asset Management, LLC. Wolverine Asset Management, LLC (“WAM”) is an investment manager and has voting and dispositive power over 329,990 shares of Class A Common Stock. The sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc. (“WTP”), the general partner of Wolverine Holdings. The address of the business office of WAM is 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

(11)

Based on information reported on a Schedule 13G filed on February 1, 2024 by Cowen and Company, LLC. Represents 200,000 and 150,000 shares of Class A Common Stock owned by Cowen and Company, LLC and Cowen Financial Products LLC, respectively (or collectively “Cowen”). The address of the business office of Cowen is 599 Lexington Ave, New York, NY 10022.

(12)

Based on information reported on a Schedule 13G filed on February 14, 2024 by Mangrove Partners IM, LLC, a Delaware limited liability company. These shares are held by the Mangrove Partners Master Fund, Ltd., a Cayman Islands limited liability company. Beneficial ownership of the shares of Class A Common Stock is claimed by (i) Mangrove Partners IM, LLC which serves as the investment manager of the Master Fund, and (ii) Nathaniel August who is the principal of Mangrove Partners IM, LLC. The address of the business office of Mangrove Partners IM, LLC is 1000 N. West Street, Suite 1501, Wilmington, DE 19801.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In December 2022, Antara acquired a majority economic, non-voting interest in our sponsor. Antara was founded by Himanshu Gulati in 2018 and invests across a wide variety of financial instruments, including loans, bonds, convertible bonds, stressed/distressed credit and special situation equity investments.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Grant Thornton in connection with regulatory filings. The aggregate fees billed by Grant Thornton for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2023 and 2022, totaled $72,188 and $51,975, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Grant Thornton for consultations concerning financial accounting and reporting standards for the year ended December 31, 2023 and 2022.

Tax Fees. We did not pay Grant Thornton for tax planning and tax advice for the year ended December 31, 2023 and 2022.

All Other Fees. We paid $0 and $0 to Grant Thornton for other services for the year ended December 31, 2023 and 2022.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II above.

(2)	Financial Statement Schedule

None.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit	Description

2.1†	Business Combination Agreement, dated as of January 17, 2024, by and among Urban Air Mobility Private Limited, Hunch Technologies Limited, FlyBlade (India) Private Limited, and HTL Merger Sub LLC. (6)

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amendment to Amended and Restated Certificate of Incorporation. (2)

3.3	Amendment to Amended and Restated Certificate of Incorporation (Extension Amendment). (13)

3.4	Amendment to Amended and Restated Certificate of Incorporation (Redemption Limitation Amendment). (14)

3.5	Amendment to Amended and Restated Certificate of Incorporation (Founder Share Amendment). (15)

3.6	Bylaws. (1)

4.1	Specimen Unit Certificate .(1)

4.2	Specimen Class A Common Stock Certificate .(1)

4.3	Specimen Warrant Certificate .(1)

4.4	Warrant Agreement between Direct Selling Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of September 23, 2021 .(3)

4.5	Description of Securities. *

10.1	Letter Agreement, dated September 23, 2021, by and among the Company, its executive officers, its directors, and DSAC Partners LLC.(3)

10.2	Promissory Note, dated June 2, 2021, by and between the Company and DSAC Partners LLC. (4)

10.3	Promissory Note, dated March 24, 2023, by and between the Company and DSAC Partners LLC. (5)

10.4	Investment Management Trust Agreement, dated September 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)

10.5	Registration Rights Agreement, dated September 23, 2021, by and among the Company, the Holders named therein and DSAC Partners LLC. (3)

10.6	Private Placement Warrants Purchase Agreement, dated September 23, 2021, by and among the Company and DSAC Partners LLC. (3)

10.7	Administrative Services Agreement, dated September 23, 2021, by and between the Company and DSAC Partners LLC. (3)

10.9	Investor Subscription Agreement, dated as of January 17, 2024, by and between Direct Selling Acquisition Corp. and Antara Capital Master Fund LP. (7)

10.8	Promissory Note, dated April 1, 2024, between DSAQ and the Sponsor. (16)

10.10	Hunch Subscription Agreement, dated as of January 17, 2024, by and between Quick Response Services Provider LLP and Hunch Technologies Limited. (8)

10.11	Principal Shareholder Agreement, dated as of January 17, 2024, by and among Direct Selling Acquisition Corp., Hunch Technologies Limited, Blade Urban Air Mobility Inc. and Quick Response Services Provider LLP. (9)

10.12	Sponsor Support Agreement, dated as of January 17, 2024, by and among DSAC Partners LLC, Direct Selling Acquisition Corp., Hunch Technologies Limited and other parties. (10)

10.13	The Note Purchase Agreement, dated as of January 17, 2014, by and among Hunch Technologies Limited, Aeroflow Urban Air Mobility Private Limited and Antara Capital Master Fund LP. (11)

10.14	Promissory Note, dated May 5, 2023, issued by Direct Selling Acquisition Corp. to DSAC Partners LLC.(12)

14.1	Code of Business Conduct and Ethics. (1)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97.1	Direct Selling Acquisition Corp. Clawback Policy.*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF XBRL	Inline Taxonomy Extension Definition Linkbase Document*

101.LAB XBRL	Inline Taxonomy Extension Label Linkbase Document*

101.PRE XBRL	Inline Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith
**	Furnished herewith
†

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-258997), filed with the SEC on August 25, 2021).
(2)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40831), filed with the SEC on March 28, 2023.
(3)	Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40831), filed with the SEC on September 29, 2021.

(4)	Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-258997), filed with the SEC on August 25, 2021).
(5)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on March 28, 2023.
(6)	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed with the SEC on January 18, 2024.
(7)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on January 18, 2024.
(8)	Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed with the SEC on January 18, 2024.
(9)	Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K, filed with the SEC on January 18, 2024.
(10)	Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K, filed with the SEC on January 18, 2024.
(11)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on January 18, 2024.
(12)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on May 9, 2023.
(13)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on April 1, 2024.
(14)	Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed with the SEC on April 1, 2024.
(15)	Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K, filed with the SEC on April 1, 2024.
(16)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on April 1, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2024

DIRECT SELLING ACQUISITION CORP.

By:	/s/ Dave Wentz
Name:	Dave Wentz
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dave Wentz	Chairman and Chief Executive Officer (Principal Executive Officer)	April 1, 2024

/s/ Mike Lohner	President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 1, 2024

/s/ Wayne Moorehead	Chief Strategy Officer	April 1, 2024

/s/ Bradford Richardson	Director	April 1, 2024

/s/ Travis Ogden	Director	April 1, 2024

/s/ Heather Chastain	Director	April 1, 2024