Form 10-K/A
period 2023-12-31
Direct Selling Acquisition Corp.
filed 2024-05-20
CIK 1871745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-
K/A
(
Amendment No.1
)

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
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	DSAQ.U	OTC
Class A common stock, par value $0.0001 per share	DSAQ	OTC
Redeemable warrants, each warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	DSAQ.W	OTC
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
the Act). Yes ☒ No ☐
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock, $0.0001 par value per share, on such date, as reported on the New York Stock Exchange was approximately $59,759,875.
As of April 1, 2024, the Registrant had 8,471,283 shares of its Class A co mm
on stock
, $
0.0001 par value per share, and 1,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY R
E
FERENCE
None.

Auditor Firm Id: 248	Auditor Name: GRANT THORNTON LLP	Auditor Location: Southfield, Michigan

i

EXPLANATORY NOTE
Direct Selling Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form

10-K/A

(this “Amendment”) to amend certain items in its Annual Report on Form

10-K

for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “Original Form

10-K”)

to report that Antara Capital Master Fund LP (the “Investor”), an affiliate of DSAC Partners LLC, the Company’s sponsor (“Sponsor”), did not beneficially own any shares of Class A Common Stock of the Company as of December 31, 2023 as reported in an amendment to the Investor’s Form 13G, filed with the Securities and Exchange Commission on May 13, 2024.
Items Amended
The following items are amended in this Amendment: Part I, Item 1 and Item 1A and Part III, Item 12. Additionally, in accordance w ith
Rule

12b-15

under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our chief executive officer and chief financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1 and 31.2.
Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Form

10-K.

The Original Form

10-K

continues to speak only as of the date of the Original Form

10-K,

and we have not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original Form

10-K.
In this Amendment, unless otherwise specified, the terms “Company,” “our,” “
we,”
or “us” means Direct Selling Acquisition Corp.

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

Notwithstanding anything to the contrary set forth in the Investor Subscription Agreement, as reported in an amendment to the Investor’s Form 13G, filed with the SEC (as defined below) on May 13, 2024, the Investor did not beneficially own any shares of Class A Common Stock of the Company as of December 31, 2023.

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

Our Access to Industry Companies is Unique and Differentiating

Our target evaluation and selection process will rely on the incomparable network and relationships of our management, board of directors and sponsor teams. Through their various business endeavors and extended service to the direct selling industry, we believe our team is the most connected group in the direct selling industry worldwide. Due to the nature and extent of these relationships, our team is already intimately familiar with the business, financials and prospects of many companies within our target universe. This allows us to quickly engage with potential targets and we expect the evaluation process to move quickly in each case.

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

On March 28, 2024, we held the Second Extension Meeting to, in part, amend the Company’s Certificate of Incorporation to extend the Termination Date to the Charter Extension Date and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to eleven times by an additional one month each time after the Charter Extension Date, by resolution of the Board if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2025 or a total of up to twelve months after the Termination Date, unless the closing of a business combination shall have occurred prior thereto. For each such monthly extension, the Sponsor (or one or more of its affiliates or permitted designees) (collectively, the “Lender”) will deposit $90,000 into the Trust Account. In connection with the vote held on March 28, 2024, the holders of 2,873,211 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $11.16 per share, for an aggregate redemption amount of approximately $32,066,629.79. Accordingly, on April 1, 2024 our initial stockholders owned approximately 67.9% of our outstanding common stock.

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

As of the date of this Annual Report, our initial stockholders owned 5,750,000 shares of common stock, which represented approximately 67.9% of our outstanding common stock.

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

Therefore, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our stockholders do not support, including amendments to our Charter. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting of stockholders, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

PART III

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

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owners(1)	Number of Shares Beneficially Owned	Percentage of Class	Number of Shares Beneficially Owned	Percentage of Class	Percentage of Outstanding Common Stock
DSAC Partners LLC(3)	—	—	5,750,000	100%	50.7%
Dave Wentz(3)	—	—	5,750,000	100%	50.7%
Mike Lohner	—	—	—	—	—
Wayne Moorehead	—	—	—	—	—
Bradford Richardson	—	—	—	—	—
Travis Ogden	—	—	—	—	—
Heather Chastain	—	—	—	—	—
John Addison (4)	—	—	—	—	—
Polar Asset Management Partners Inc.(5)	290,000	5.2%	—	—	2.6%
Shaolin Capital Management LLC(6)	284,879	5.1%	—	—	2.5%
Alberta Investment Management Corporation(7)	375,000	6.7%	—	—	3.3%
Periscope Capital Inc.(8)	306,051	5.5%	—	—	2.7%
Wolverine Asset Management, LLC(9)	329,990	5.9%	—	—	2.92%
Cowen and Company, LLC(10)	350,000	6.2%	—	—	3.1%
Mangrove Partners IM, LLC(11)	296,396	5.3%	—	—	2.6%
All officers and directors as a group (six individuals)			5,750,000	100%	50.7%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Direct Selling Acquisition Corp., 5800 Democracy Drive, Plano, TX 75024.
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

(7)

Based on information reported on a Schedule 13G filed on February 12, 2024 by Alberta Investment Management Corporation (“AIMC”). Pursuant to the Alberta Investment Management Corporation Act, SA 2007 c A-26.5, AIMC provides investment management services for a diverse group of Alberta public sector clients, including Alberta public sector pension plans and provincial endowment funds. The address of the business office of AIMCC is 1600—10250 101 Street NW, Edmonton, Alberta T5J 3P4, Canada.

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

(11)

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II above.

(2)	Financial Statement Schedule

None.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF XBRL	Inline Taxonomy Extension Definition Linkbase Document*

101.LAB XBRL	Inline Taxonomy Extension Label Linkbase Document*

101.PRE XBRL	Inline Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 20, 2024

DIRECT SELLING ACQUISITION CORP.

By:	/s/ Dave Wentz
Name:	Dave Wentz
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Dave Wentz	Chairman and Chief Executive Officer (Principal Executive Officer)	May 20, 2024

/s/ Mike Lohner	President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	May 20, 2024

/s/ Wayne Moorehead	Chief Strategy Officer	May 20, 2024

/s/ Bradford Richardson	Director	May 20, 2024

/s/ Travis Ogden	Director	May 20, 2024

/s/ Heather Chastain	Director	May 20, 2024