Form 10-Q
period 2024-03-31
Direct Selling Acquisition Corp.
filed 2024-05-20
CIK 1871745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
of the Exchange Act). Yes ☒ No ☐
As of Ma
y 20, 2
024, there were 8,471,283 shares of its Class A common stock, $0.0001 par value per share, and 1,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.

DIRECT SELLING ACQUISITION CORP.

Form 10-Q For the Quarter Ended March 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DIRECT SELLING ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023
Assets:
Current assets:
Cash	$1,199,185	$467,309
Restricted cash	252,286	—
Prepaid expenses	1,930	4,958

Total current assets	1,453,401	472,267
Cash held in Trust Account	62,478,215	62,606,718

Total Assets	$63,931,616	$63,078,985

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Liabilities:
Franchise taxes payable	$175,450	$125,450
Federal income taxes payable	1,911,145	1,583,871
Due to related party	667	667
Working Capital Loan	2,300,000	2,300,000
Promissory notes to related party	4,175,985	3,855,985
Excise tax payable	1,829,791	1,829,791
Accounts payable and accrued expenses	2,961,095	1,456,302

Total current liabilities	13,354,133	11,152,066
Warrant liability	3,712,000	232,000
Deferred underwriters ’ discount	8,050,000	8,050,000

Total Liabilities	25,116,133	19,434,066

Commitments and Contingencies (Note 7)
Redeemable Class A common stock subject to possible redemption, 5,595,494 shares at redemption value at March 31, 2024 and December 31, 2023, respectively	62,730,499	61,907,870
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 5,749,000 and 0 issued or outstanding (excluding 5,595,494 shares subject to redemption at March 31, 2024 and December 31, 2023, respectively)	575	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1,000 and 5,750,000 shares issued and outstanding	—	575
Additional paid-in capital	—	—
Accumulated deficit	(23,915,591)	(18,263,526)

Total Stockholders’ Deficit	(23,915,016)	(18,262,951)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$63,931,616	$63,078,985

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2024	2023
Operating costs	$1,714,504	$461,977

Loss from operations	(1,714,504)	(461,977)

Other (expense) income:
Bank interest income	4,820	8,133
Interest earned on cash held in Trust Account	687,522	2,450,287
Change in fair value of warrant liability	(3,480,000)	(928,000)

Total other (expense) income, net	(2,787,658)	1,530,420
(Loss) Income before provision for income taxes	(4,502,162)	1,068,443
Provision for income taxes	(327,274)	(505,655)

Net (loss) income	$(4,829,436)	$562,788

Weighted average shares outstanding of redeemable Class A common stock	5,595,494	21,259,549

Basic and diluted net (loss) income per share, redeemable Class A common stock	$(0.50)	$(0.07)

Weighted average shares outstanding of non-redeemable Class A common stock and Class B common stock	5,750,000	5,750,000

Basic and diluted net (loss) income per share, non-redeemable Class A common stock and Class B common stock	$(0.50)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024

					Additional		Total
	Class A common stock		Class B common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	—	$—	5,750,000	$575	$—	$(18,263,526)	$(18,262,951)
Accretion of carrying value to redemption value	—	—	—	—	—	(822,629)	(822,629)
Conversion of Class B common stock to Class A common stock	5,749,000	575	(5,749,000)	(575)
Net loss	—	—	—	—	—	(4,829,436)	(4,829,436)

Balance as of March 31, 2024 (unaudited)	5,749,000	$575	1,000	$—	$—	$(23,915,591)	$(23,915,016)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B common stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of December 31, 2022	5,750,000	$575	$—	$(11,081,295)	$(11,080,720)
Accretion of carrying value to redemption value	—	—	—	(2,374,093)	(2,374,093)
Net income	—	—	—	562,788	562,788

Balance as of March 31, 2023 (unaudited)	5,750,000	$575	$—	$(12,892,600)	$(12,892,025)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Cash flows from operating activities:
Net (loss) income	$(4,829,436)	$562,788
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	3,480,000	928,000
Interest earned on investments held in Trust Account	(687,522)	(2,450,287)
Changes in current assets and liabilities:
Prepaid assets	3,028	15,266
Taxes payable	377,274	486,775
Accrued offering costs and expenses	1,504,793	(199,145)

Net cash used in operating activities	(151,863)	(656,603)

Cash flows from investing activities:
Withdraw from Trust Account to pay taxes	1,136,025	519,000
Withdraw from Trust Account for redemptions of stock	—	182,460,109
Funding of Trust Account	(320,000)	(480,000)

Net cash provided by investing activities	816,025	182,499,109

Cash flows from financing activities:
Funds withdrawn for redemptions	—	(182,460,109)
Proceeds from issuance of promissory note to related party	320,000	835,719

Net cash provided by (used in) financing activities	320,000	(181,624,390)

Net change in cash	984,162	218,116
Cash, beginning of the period	467,309	1,151,319

Cash, end of the period (a)	$1,451,471	$1,369,435

Supplemental disclosure of non-cash financing activities:
Accretion of carrying value to redemption value	$822,629	$2,374,093

Conversion of Class B common stock to Class A common stock	$575	$—

a)	March 31, 2024 included restricted cash of $252,286.
The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
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
As of March 31, 2024, the Company had not commenced operations. All activity for the period from March 9, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (the “Public Offering”) and, subsequent to the Public Offering, identifying a target company for a Business Combination and completion of the proposed Business Combination (described below). The Company will not generate operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Public Offering.
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
Upon the closing of the Public Offering, $10.20 per Unit sold in the Public Offering, including the proceeds of the sale of the Private Placement Warrants, was held in a Trust Account and invested only in U.S. government securities with a maturity of 180 days or less, in money market funds meeting certain conditions under Rule
2a-7
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
With the December 28, 2022 deposit into the Trust Account for a three-month extension of $2,300,000 ($0.10 per share), the Company had 18 months (or until March 28, 2023) from the closing of the Public Offering, or any extended period of time that the Company may have, to consummate an initial Business Combination as a result of an amendment to the Company’s Charter (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.
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
On March 28, 2024 the Company’s stockholders voted to amend the Company’s Charter to extend the Termination Date from March 28, 2024 to April 28, 2024 and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to eleven times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2025 or a total of up to twelve months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). For each monthly extension of the Charter Extension Date the Company will deposit $90,000 into the Trust Account.
Additionally, the Company’s stockholders i.) voted to amend the Company’s Charter to eliminate the limitation that the Company may not redeem Class A Common Stock to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Class A Common Stock irrespective of whether such redemption would exceed the Redemption Limitation and ii.) to provide for the right of a holder of the Company’s Class B common stock, par value $0.0001 to convert such Class B Common Stock into the Company’s Class A common stock, par value $0.0001 on a one-for-one
basis prior to the closing of a Business Combination at the election of the holder.
In connection with the Company’s stockholders’ vote on March 28, 2024, on April 1, 2024, the holders of 2,873,211 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $11.16 per share, for an aggregate redemption amount of $32,066,630. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was $30,382,190 (including interest not previously released to the Company but net of expected franchise and income taxes payable).
On March 29, 2024, the Sponsor converted an aggregate of 5,749,000 shares of Class B common stock into shares of Class A common stock on
a
one-for-one basis
.
The Sponsor has agreed to waive any right to receive funds from the Company’s Trust Account with respect to the Class A common stock received upon such conversion and will acknowledge that such shares will be subject to all of the restrictions applicable to the original Class B common stock under the terms of that certain letter agreement, dated as of September 23, 2021, by and among the Company, its directors and officers and the Sponsor.
As of the date of this filing, an aggregate of $4,400,000 has been deposited in the Trust Account to extend the Termination Date to May 28, 2024.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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
For the period ended March 31, 2024 and December 31, 2023, the Company has recognized $1,829,791, respectively, in excise tax payable related to share redemptions. In accordance with
ASC340-10-S99-1,
the liability does not impact the statements of operations and is offset against accumulated deficit because additional paid-in
capital is not available.
Liquidity and Capital Resources
As of March 31, 2024, the Company had $1,451,471 in its operating bank account and a working capital deficit of $11,900,732.
The Company has entered into promissory notes and working capital loans with the Sponsor for a total of $6,475,985 outstanding at March 31, 2024. These Notes bear no interest and are due upon liquidation or consummation of an initial Business Combination. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.
As of the date of this filing, the Company has until May 28, 2024, unless otherwise extended pursuant to the Charter and with a monthly additional deposit of $90,000 to the Trust Account, to consummate an initial Business Combination.
It is uncertain that the Company will be able to consummate an initial Business Combination within 12 months from the issuance date of these unaudited condensed financial statements or obtain additional funding. If an initial Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In the event of a dissolution, we anticipate a shortfall of liquidity. Our anticipated shortfall of sufficient liquidity to meet our current and future estimated financial obligations raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. We plan to address this uncertainty through working capital loans and through consummation of our initial Business Combination. There is no assurance that working capital loans will be available to us or that our plans to consummate an initial Business Combination will be successful.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024, or for any future interim periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on April 1, 2024.

Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,199,185 and $467,309 in cash and did not have any cash equivalents as of March 31, 2024 and December 31, 2023. At March 31, 2024, the Company also had $252,286 of restricted cash related to funds withdrawn from the Trust Account reserved to the payment of taxes (see Note 3).
Cash and Investments Held in Trust Account
At March 31, 2024 and December 31, 2023, the Trust Account included an interest-bearing demand deposit account that generally have a readily determinable fair value. Interest on the demand deposit account is included in income from cash and investments held in Trust Account in the accompanying statements of operations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash accounts in financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2024 and December 31, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Class A Common Stock Subject to Possible Redemption
As discussed in Note 3, all of the Class A common stock issued in connection with Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Charter. In accordance with
ASC480-10-S99,
conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, on March 31, 2024 and December 31, 2023, 5,595,494 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($11.21 and $11.06 per share at March 31, 2024 and December 31, 2023, respectively) at the end of each reporting period. Such changes are reflected in additional paid-in capital,
or in the absence of additional capital, in accumulated deficit.
Net (Loss) Income Per Share of Common Stock
The Company has two classes of common stock, which are referred to as redeemable Class A common stock and non-redeemable
Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 23,200,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share of common stock for the three months ended March 31, 2024 and 2023, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share of common stock for each class of common stock.

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Net (loss) income	$(4,829,436)	$562,788
Accretion of temporary equity to redemption value	(822,629)	(2,374,093)
Net loss including accretion of temporary equity to redemption value	$(5,652,065)	$(1,811,305)

	For the Three Months Ended March 31,
	2024		2023
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic and diluted net (loss) income per share of common stock:
Numerator:
Allocation of net (loss) income	$(2,787,547)	$(2,864,518)	$(1,425,701)	$(385,604)
Denominator:
Weighted-average shares outstanding	5,595,494	5,750,000	21,259,549	5,750,000
Basic and diluted net (loss) income per common stock	$(0.50)	$(0.50)	$(0.07)	$(0.07)

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, other than the warrant liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature. As of March 31, 2024 and December 31, 2023, the Company reported warrants issued at the consummation of the Public Offering at their fair value.
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined its public warrants, Private Placement Warrants, and Working Capital Loans Conversion Option are derivative instruments.
Warrants
The Company accounts for the 23,200,000 warrants issued in connection with the Public Offering and Private Placement Warrants in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s unaudited condensed statements of operations. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets. Such warrant classification is also subject to re-evaluation
at each reporting period.
Working Capital Loan Conversion Option
One of the Company’s working capital loans was entered into on December 28, 2022, whereby the Sponsor agreed to loan the Company $2,300,000. At the option of the Sponsor, up to $1,500,000 of the Convertible Note may be converted into warrants of the Company at a price of $1.00 per warrant (1,500,000 warrants) with each Warrant exercisable for one share of Class A common stock, $0.0001 par value per share (“Convertible Note” or “Working Capital Loan”). The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2024 and December 31, 2023, there was $2,300,000 outstanding and reported on the balance sheet as Working Capital Loan. The Working Capital Loan Conversion Option qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value.
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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits.
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
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU
2020-06
are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU
2020-06
on January 1, 2024 and there was no significant impact on its financial statements.
In December 2023, the FASB issued ASU
2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
(ASU2023-09),
which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU
2023-09
is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU
2023-09
will have a material impact on its financial statements and disclosures.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Note 3 — Common Stock Subject to Redemption
All of the Class A common stock issued in connection with Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC 480-10-S99, redemption
provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.
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
and accumulated deficit.
As of March 31, 2024 and December 31, 2023, the Class A common stock reflected on the unaudited condensed balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption
	Shares	Amount
December 31, 2022	23,000,000	239,285,445
Less:
Redemptions	17,404,506	(182,460,109)
Plus:
Accretion of carrying value to redemption value		3,482,534
Accretion to redemption value from additional funding		1,600,000

December 31, 2023	5,595,494	$61,907,870
Plus:
Accretion of carrying value to redemption value		502,629
Accretion to redemption value from additional funding		320,000

March 31, 2024	5,595,494	$62,730,499

At March 31, 2024, an excess of $252,286 was withdrawn from the interest earned in the Trust Account related to the timing of payments of taxes. As of the date of this filing, the Company has repaid the excess withdrawals from the Trust Account.

Note 4 — Public Warrants
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
Promissory Note — Related Party
In May 2023 the Company formalized a promissory note with the Sponsor. As of March 31 2024 and December 31, 2023, the Company had borrowed $4,175,985 and $3,855,985, respectively, under the promissory note (“Note”). The Note does not bear interest and matures upon closing of the Company’s Business Combination. In the event that the Company does not complete a Business Combination, the Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s IPO, or will be forfeited, eliminated or otherwise forgiven. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.
Working Capital Loans
On December 28, 2022, the Company issued the Convertible Note in the principal amount of $2,300,000. The Convertible Note is non-interest
bearing, unsecured and due at the time of an initial Business Combination. If a Business Combination is not completed, the Company may not use funds in the Trust Account to repay the Convertible Note. Additionally, upon consummation of a Business Combination, up to $1,500,000 of the Convertible Note may be converted into warrants of the Company at a price of $1.00 per warrant with each Warrant exercisable for one share of Class A common stock, $0.0001 par value per share. The warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of March 31, 2024 and December 31, 2023, there is $2,300,000 outstanding under the Convertible Note and reported on the balance sheet as Working Capital loan.
Administrative Service Fee
The Company has entered into an administrative services agreement pursuant to which the Company will pay of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2024, the Company incurred and accrued $30,000 in administrative service fees of which were included in accounts payable and accrued expenses on the condensed balance sheet.
Note 6 — Recurring Fair Value Measurements
Cash Held in Trust Account
At March 31, 2024 and December 31, 2023, the Trust Account included an interest bearing demand deposit account characterized as Level 1 within the fair value hierarchy under ASC 820 (as defined below).
Warrants
Under the guidance in
ASC815-40
the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the unaudited condensed balance sheets at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.
The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.
The terms and conditions of the Company’s Private Placement Warrants are substantially the same as the Company’s Public Warrants. As such, they are economically equivalent and the Company’s warrant liability for the Private Placement Warrants and is based on the price of the Company’s Public Warrants. The fair value of the Private Placement Warrants liability is classified within Level 2 of the fair value hierarchy at March 31, 2024 and December 31, 2023.

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
The following tables presents fair value information as of March 31, 2024 and December 31, 2023 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash held in Trust Account	$62,478,215	$—	$—
Liabilities:
Working Capital Loan Conversion Option	$—	$—	$—
Public Warrants	$1,840,000	$—	$—
Private Placement Warrants	$—	$1,872,000	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash held in Trust Account	$62,606,718	$—	$—
Liabilities:
Working Capital Loan Conversion Option	$—	$—	$—
Public Warrants	$115,000	$—	$—
Private Placement Warrants	$—	$117,000	$—
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
Note 8 — Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 5,749,000 and no shares issued or outstanding excluding 5,595,494 and 5,595,494 shares of Class A common stock issued or outstanding that are subject to possible redemption, respectively.
On March 29, 2024, the Sponsor converted an aggregate of 5,749,000 shares of Class B Common Stock into shares of Class A Common Stock on a one-for-one
basis
. The Sponsor has agreed to waive any right to receive funds from DSAQ’s trust account with respect to the Class A Common Stock received upon such conversion and will acknowledge that such shares will be subject to all of the restrictions applicable to the original Class B Common Stock under the terms of that certain letter agreement, dated as of September 23, 2021, by and among the Company, its directors and officers and the Sponsor.

Class B Common Stock
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 1,000 and 5,750,000 shares of Class B common stock issued and outstanding.
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
one-for-one
basis.
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than noted below.
On April 1, 2024, the Company issued an unsecured promissory note in the principal amount of $1,580,000 (the “April Note”) to the Sponsor. The April Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event the Company does not consummate a Business Combination, the April Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.
On April 29, 2024, the “Company received a notice (the “Delisting Notice”) from The New York Stock Exchange (“NYSE”) stating that NYSE has determined to delist the Company’s Class A common stock and units (collectively, the “Securities”) from NYSE and that trading in the Securities on NYSE had been suspended, effective at the close of trading on April 29, 2024. NYSE reached its decision pursuant to Rule 802.01B of the NYSE Listed Company Manual because the Company did not meet NYSE’s continued listing standard that requires listed acquisition companies to maintain an average aggregate global market capitalization attributable to its publicly-held shares of at least $40 million over a period of 30 consecutive trading days. The Delisting Notice also indicated that the Company has a right to a review of this determination by a Committee of the Board of Directors of NYSE within ten business days after receiving the delisting notice. NYSE stated that it will apply to the Securities and Exchange Commission to delist the Securities upon completion of all applicable procedures, including any appeal by the Company of NYSE’s delisting determinatio
n. The Securities a
re expected to open on the OTC Markets’ Pink Market on April 30, 2024 under the symbols “DSAQ” and “DSAQ.U”, respectively. The Company has submitted an application to have its securities quoted on the OTCQX Marketplace (“OTCQX”). The Company cannot provide any assurance that the Securities will commence or continue to trade on this market, whether broker-dealers will continue to provide public quotes of the Securities on this market, whether the trading volume of the Securities will be sufficient to provide for an efficient trading market or whether quotes for the Securities will continue on this market in the future. DSAQ previously announced its intention to voluntarily delist its Securities from NYSE and to move the listing of its Securities from NYSE to the Nasdaq Stock Market (“Nasdaq”). DSAQ’s decision to withdraw its Nasdaq listing application and to apply to have its Securities quoted on OTCQX was made in consideration of Nasdaq’s review of the listing application and determination that DSAQ’s Securities were not eligible for listing on Nasdaq.
In connection with the redemptions on April 1, 2024, the Company recognized an additional excise tax for approximately $304,000.
On May 13, 2024 the Company paid $736,766 towards its income tax liability.
On May 20, 2024, the Company transferred $252,286 to the Trust Account related to excess funds withdrawn and the timing of the payment of taxes.
As of the date of this quarterly report on Form 10-Q, the second and third senior unsecured notes under the Note Purchase Agreement have not yet been funded by the Investor.

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

On March 28, 2024 the Company’s stockholders voted to amend the Company’s Charter to extend the Termination Date by which the Company has to consummate a Business Combination (the “Charter Extension”) from March 28, 2024 to April 28, 2024 and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to eleven times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2025 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). For each monthly extension of the Charter Extension Date the Company will deposit $90,000 into the Trust Account.

Additionally, the Company’s stockholders i.) voted to amend the Company’s Charter to eliminate the limitation that the Company may not redeem Class A Common Stock to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Class A Common Stock irrespective of whether such redemption would exceed the Redemption Limitation and ii.) to provide for the right of a holder of the Company’s Class B common stock, par value $0.0001 to convert such Class B Common Stock into the Company’s Class A common stock, par value $0.0001 on a one-for-one basis prior to the closing of a Business Combination at the election of the holder.

In connection with the Company’s stockholders’ vote on March 28, 2024, on April 1, 2024, the holders of 2,873,211 Class A common stock of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $11.16 per share, for an aggregate redemption amount of $32,066,630. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was $30,382,190 (including interest not previously released to the Company but net of expected franchise and income taxes payable).

On March 29, 2024, the Sponsor converted an aggregate of 5,749,000 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. The Sponsor has agreed to waive any right to receive funds from the Company’s Trust Account with respect to the Class A common stock received upon such conversion and will acknowledge that such shares will be subject to all of the restrictions applicable to the original Class B common stock under the terms of that certain letter agreement, dated as of September 23, 2021, by and among the Company, its directors and officers and the Sponsor.

In the period from January 2024 to the date of this filing, an aggregate of $500,000 was deposited in the Trust Account, extending the Combination Period to May 28, 2024.

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

Liquidity and Capital Resources

As of March 31, 2024, we had $1,451,471 in our operating bank account and working capital deficit of $11,900,732.

The Company has entered into promissory notes and working capital loans with the Sponsor for a total of $6,475,985 outstanding at March 31, 2024. These Notes bear no interest and are due upon liquidation or consummation of an initial Business Combination. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

As of the date of this filing, the Company has until May 28, 2024, unless otherwise extended pursuant to the Charter and with a monthly additional deposit of $90,000 to the Trust Account, to consummate an initial Business Combination.

It is uncertain that we will be able to consummate an initial business combination within 12 months from the issuance date of these unaudited condensed financial statements or obtain additional funding. If an initial Business Combination is not consummated by the required date of April 28, 2024, there will be a mandatory liquidation and subsequent dissolution. In the event of a dissolution, we anticipate a shortfall of liquidity. Our anticipated shortfall of sufficient liquidity to meet our current and future estimated financial obligations raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. We plan to address this uncertainty through loans and through consummation of our initial Business Combination. There is no assurance that loans will be available to us or that our plans to consummate an initial Business Combination will be successful.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements.

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

For the period ended March 31, 2024 and December 31, 2023, the Company has recognized $1,829,791, respectively, in excise tax payable related to share redemptions. In accordance with ASC 340-10-S99-1, the liability does not impact the unaudited condensed statements of operations and is offset against accumulated deficit because additional paid-in capital is not available.

Results of Operations

As of March 31, 2024, we had not commenced any operations. All activity for the period from March 9, 2021, (inception) through March 31, 2024, relates to our formation and the Public Offering, and, since the closing of the Public Offering, a search for a Business Combination and the completion of the proposed Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net loss of $4,829,436, which consisted of operating costs amounting to $1,714,504, change in fair value of warrant liabilities of $3,480,000 and provision for income tax of $327,274, partially offset by interest earned on cash held in Trust Account of $687,522 and the Company’s operating bank interest income of $4,820.

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

Administrative Services Agreement

We have agreed to pay our Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the three months ended March 31, 2024 and 2023, $30,000 was incurred for the administrative service fee.

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

Critical Accounting Estimates

We prepare our unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures. On an ongoing basis, the Company’s management reviews the accounting policies, assumptions, estimates and judgments to ensure that our unaudited condensed financial statements are presented fairly and in accordance with GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates. Actual results could differ significantly from the estimates made by our management. We have identified the following critical accounting estimates:

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b)under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 1, 2024. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	Promissory Note, dated April 1, 2024, between DSAQ and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2024.)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

DIRECT SELLING ACQUISITION CORP.

Date: May 20, 2024	/s/ Dave Wentz
Dave Wentz
Chief Executive Officer