Form 10-Q
period 2024-06-30
Direct Selling Acquisition Corp.
filed 2024-08-14
CIK 1871745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

DIRECT SELLING ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-40831	86-3676785
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
5800 Democracy Drive
Plano
,
TX
75024
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area
code: (
214
)
380-6020
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	DSAQ.U	OTC
Class A common stock, par value $0.0001 per share	DSAQ	OTCQX ® Best Market
Redeemable warrants, each warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	DSAQ.W	OTC
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
of the Exchange Act). Yes
☒
 No ☐
As of August
14
, 2024, there were
8,471,283
shares of the registrant’s Class A common stock, $0.0001 par value per share, and
1,000
 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding.

DIRECT SELLING ACQUISITION CORP.

Form 10-Q For the Quarter Ended June 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DIRECT SELLING ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023
Assets:
Current assets:
Cash	$58,321	$467,309
Restricted cash	—	—
Prepaid expenses	9,117	4,958

Total current assets	67,438	472,267
Cash held in Trust Account	31,263,926	62,606,718

Total Assets	$31,331,364	$63,078,985

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Liabilities:
Franchise taxes payable	$225,450	$125,450
Federal income taxes payable	1,258,182	1,583,871
Due to related party	30,667	667
Working Capital Loan	2,300,000	2,300,000
Promissory notes to related party	4,933,942	3,855,985
Excise tax payable	2,150,457	1,829,791
Accounts payable and accrued expenses	2,682,556	1,456,302

Total current liabilities	13,581,254	11,152,066
Warrant liability	3,480,000	232,000
Deferred underwriters’ discount	8,050,000	8,050,000

Total Liabilities	25,111,254	19,434,066

Commitments and Contingencies (Note 7)
Redeemable Class A common stock subject to possible redemption, 2,722,283 and 5,595,494 shares at redemption value at June 30, 2024 and December 31, 2023, respectively	31,153,106	61,907,870
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 5,749,000 and 0 issued or outstanding (excluding 2,722,283 and 5,595,494 shares subject to redemption at June 30, 2024 and December 31, 2023, respectively)	575	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1,000 and 5,750,000 shares issued and outstanding	—	575
Additional paid-in capital	—	—
Accumulated deficit	(24,933,571)	(18,263,526)

Total Stockholders’ Deficit	(24,932,996)	(18,262,951)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$31,331,364	$63,078,985

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating costs	$695,888	$2,336,354	$2,410,392	$2,798,331

Loss from operations	(695,888)	(2,336,354)	(2,410,392)	(2,798,331)

Other income (expense):
Bank interest income	9,559	13,216	14,379	21,349
Interest earned on cash held in Trust Account	330,055	707,397	1,017,577	3,157,684
Change in fair value of warrant liability	232,000	1,624,000	(3,248,000)	696,000

Total other income (expense), net	571,614	2,344,613	(2,216,044)	3,875,033
(Loss) income before provision for income taxes	(124,274)	8,259	(4,626,436)	1,076,702
Provision for income taxes	(83,803)	(140,829)	(411,077)	(646,484)

Net (loss) income	$(208,077)	$(132,570)	$(5,037,513)	$430,218

Weighted average shares outstanding of redeemable Class A common stock	2,722,283	5,595,494	4,158,889	13,384,251

Basic and diluted net loss per share, redeemable Class A common stock	$(0.08)	$(0.07)	$(0.64)	$(0.14)

Weighted average shares outstanding of non-redeemable Class A common stock and Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net loss per share, non-redeemable Class A common stock and Class B common stock	$(0.08)	$(0.07)	$(0.64)	$(0.14)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	—	$—	5,750,000	$575	$—	$(18,263,526)	$(18,262,951)
Accretion of carrying value to redemption value	—	—	—	—	—	(822,629)	(822,629)
Conversion of Class B common stock to Class A common stock	5,749,000	575	(5,749,000)	(575)
Net loss	—	—	—	—	—	(4,829,436)	(4,829,436)

Balance as of March 31, 2024 (unaudited)	5,749,000	$575	1,000	$—	$—	$(23,915,591)	$(23,915,016)
Accretion of carrying value to redemption value	—	—	—	—	—	(489,237)	(489,237)
Excise Tax	—	—	—	—	—	(320,666)	(320,666)
Net loss	—	—	—	—	—	(208,077)	(208,077)

Balance as of June 30, 2024 (unaudited)	5,749,000	$575	1,000	$—	$—	$(24,933,571)	$(24,932,996)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2022	5,750,000	$575	$—	$(11,081,295)	$(11,080,720)
Accretion of carrying value to redemption value	—	—	—	(2,374,093)	(2,374,093)
Net income	—	—	—	562,788	562,788

Balance as of March 31, 2023 (unaudited)	5,750,000	$575	$—	$(12,892,600)	$(12,892,025)
Accretion of carrying value to redemption value	—	—	—	(676,567)	(676,567)
Net loss	—	—	—	(132,570)	(132,570)

Balance as of June 30, 2023 (unaudited)	5,750,000	$575	$—	$(13,701,737)	$(13,701,162)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(5,037,513)	$430,218
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	3,248,000	(696,000)
Interest earned on investments held in Trust Account	(1,017,577)	(3,157,684)
Changes in current assets and liabilities:
Prepaid assets	(4,159)	75,720
Taxes payable	(225,689)	677,604
Due to related party	30,000	—
Accrued offering costs and expenses	1,226,254	1,853,243

Net cash used in operating activities	(1,780,684)	(816,899)

Cash flows from investing activities:
Withdraw from Trust Account to pay taxes	883,739	519,001
Withdraw from Trust Account for redemptions of stock	32,066,630	182,460,109
Funding of Trust Account	(590,000)	(640,000)

Net cash provided by investing activities	32,360,369	182,339,110

Cash flows from financing activities:
Funds withdrawn for redemptions	(32,066,630)	—
Redemption of Class A common stock subject to possible redemption	—	(182,460,109)
Proceeds from issuance of promissory note to related party	1,077,957	995,719

Net cash used in financing activities	(30,988,673)	(181,464,390)

Net change in cash	(408,988)	57,821
Cash, beginning of the period	467,309	1,151,319

Cash, end of the period	$58,321	$1,209,140

Supplemental disclosure of non-cash financing activities:
Accretion of carrying value to redemption value	$1,311,866	$3,050,660

Conversion of Class B to Class A common stock	$575	$—
Excise tax payable attributable to redemption of common stock	$320,666	$1,829,791

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
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
As of June 30, 2024, the Company had not commenced operations. All activity for the period from March 9, 2021 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering (the “Public Offering”) and, subsequent to the Public Offering, identifying a target company for a Business Combination and completion of the proposed Business Combination (described below). The Company will not generate operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Public Offering.
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
On January 24, 2024, the SEC adopted new rules and regulations for SPACs, which became effective on July 1, 2024, that will affect SPAC Business Combination transactions (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving Sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants
for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business pu
rpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect the Company’s ability to complete an initial Business Combination and may increase the costs and time related thereto.
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

The shares of common stock subject to redemption are recorded at redemption value and classified as temporary equity, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company seeks stockholder approval and a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
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
On March 24, 2023 the Company’s stockholders voted to amend the Company’s Charter to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination (the “Charter Extension”) from March 28, 2023 (the “Original Termination Date”) to June 28, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors (the “Board”), if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2024 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). From the March 24, 2023 stockholder vote to amend the Company’s Charter until the March 28, 2024 stockholder meeting (discussed below), the Company has deposited an aggregate of $1,920,000 in the Trust Account.
In connection with the Company’s stockholders’ vote on March 24, 2023, the holders of 17,404,506 Class A common stock of the Company properly exercised their right to redeem their shares for approximately $10.48 per share, or an aggregate redemption amount of $182,460,109. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was approximately $58,660,352 (including interest not previously released to the Company but net of expected franchise and income taxes payable).
On March 28, 2024 the Company’s stockholders voted to amend the Company’s Charter to extend the Termination Date from March 28, 2024 to April 28, 2024 and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to eleven times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2025 or a total of up to twelve months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). For each monthly extension of the Charter Extension Date the Company will deposit $90,000 into the Trust Account. From the March 28, 2024 stockholder meeting until the filing of this Form 10-Q, the Company has deposited an aggregate of $450,000 in the Trust Account.
Additionally, th
e Co
mpany’s stockholders i.) voted to amend the Company’s Charter to eliminate the limitation that the Company may not redeem Class A Common Stock to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Class A common stock irrespective of whether such redemption would exceed the Redemption Limitation and ii.) to provide for the right of a holder of the Company’s Class B common stock, par value $0.0001 to convert such Class B common stock into the Company’s Class A common stock, par value $0.0001 on a one-for-one
basis prior to the closing of a Business Combination at the election of the holder.
In connection with the Company’s stockholders’ vote on March 28, 2024, on April 1, 2024, the holders of 2,873,211 Class A common stock of the Company properly exercised their right to redeem their shares for approximately $11.16 per share, or an aggregate redemption amount of $32,066,630. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was $30,382,190 (including interest not previously released to the Company but net of expected franchise and income taxes payable).
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
As of the date of this filing, an aggregate of $4,670,000 has been deposited in the Trust Account to extend the Termination Date to August 28, 2024.
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
On May 23, 2024, the Company began trading its Class A common stock, par value $0.0001 per share on OTCQX
®
Best Market (“OTCQX”) under the symbol “DSAQ”. The Company’s Units and redeemable warrants continue to trade on the OTC Markets’ Pink Market (“OTC”) under the symbols DSAQ.U and DSAQ.W, respectively.
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
Exclusivity
Each of the Company, PubCo, IndiaCo, Hunch Mobility and Merger Sub has agreed that from the date of the Business Combination Agreement to the earlier of the closing of the Merger and the termination of the Business Combination Agreement, no party will: (i) solicit, initiate, encourage (including by means of furnishing or disclosing information), knowingly facilitate (including by commencing due diligence), discuss or negotiate, directly or indirectly, any inquiry, proposal or offer (written or oral) with respect to an alternative transaction, (ii) furnish or disclose any non-publici nformation to any person in connection with, or that could reasonably be expected to lead to, an alternative transaction, (iii) enter into any contract or other arrangement or understanding regarding an alternative transaction, (iv) make any filings with the SEC in connection with a public offering of any equity securities or other securities of the Blade Group (or any affiliate or successor of the Blade Group) or (v) otherwise cooperate in any way with, or assist or participate in, or knowingly facilitate or encourage any effort or attempt by any person (other than the Principal Shareholders and the Blade Group) to do or seek to do any of the foregoing or seek to circumvent such covenant or further any alternative transaction.
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

Termination
The Business Combination Agreement may be terminated at any time prior to the Closing by mutual written consent of the Company and PubCo and in certain other circumstances, including if the Closing has not occurred on or prior to March 28, 2024 (subject to automatic extension to June 28, 2024 in the event that the Company obtains an extension of the deadline by which the Company must complete a Business Combination in accordance with its governing documents) (“BCA Termination Date”) and the primary cause of the failure for the Closing to have occurred on or prior to such date is not due to a breach of the Business Combination Agreement by the party seeking to terminate.
On June 28, 2024, the parties to the BCA agreed to amendment the BCA Termination Date to September 28, 2024.
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

Risks and Uncertainties
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions and economically similar transactions) of stock by publicly traded U.S. corporations on or after January 1, 2023. The Company is considered a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of the fair market value of the shares repurchased, determined at the time of the repurchase. Corporations are permitted to net the fair market value of certain new stock issuances by such corporation against the fair market value of stock repurchases (or deemed repurchases) during the same taxable year to reduce or eliminate the amount of excise tax that would otherwise apply. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax.
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
At June 30, 2024 and December 31, 2023, the Company has recognized $2,150,457 and $1,829,791, respectively, in excise tax payable related to share redemptions. In accordance with
ASC340-10-S99-1,
the liability does not impact the statements of operations and is offset against accumulated deficit because additional paid-in
capital is not available.
During the second quarter, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.
The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.
Liquidity and Capital Resources
As of June 30, 2024, the Company had $58,321 in its operating bank account and a working capital deficit of $13,513,816.
The Company has entered into promissory notes and working capital loans with the Sponsor for a total of $7,233,942 outstanding at June 30, 2024. These Notes bear no interest and are due upon liquidation or consummation of an initial Business Combination. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.
As of the date of this filing, the Company has until August 28, 2024, unless otherwise extended pursuant to the Charter and with a monthly additional deposit of $90,000 to the Trust Account, to consummate an initial Business Combination.
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
and Article 10 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024, or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $58,321 and $467,309 in cash and did not have any cash equivalents as of June 30, 2024 and December 31, 2023.
Cash and Investments Held in Trust Account
At June 30, 2024 and December 31, 2023, the Trust Account included an interest-bearing demand deposit account that generally have a readily determinable fair value. Interest on the demand deposit account is included in income from cash and investments held in Trust Account in the accompanying statements of operations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash accounts in financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2024 and December 31, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, on June 30, 2024 and December 31, 2023, 2,722,283 and 5,595,494 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($11.44 and $11.06 per share at June 30, 2024 and December 31, 2023, respectively) at the end of each reporting period. Such changes are reflected in additional paid-in capital,
or in the absence of additional capital, in accumulated deficit.
Net Loss Per Share of Common Stock
The Company has two classes of common stock, which are referred to as redeemable Class A common stock and non-redeemable
Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 23,200,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share of common stock for the three and six months ended June 30, 2024 and 2023, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(208,077)	$(132,570)	$(5,037,513)	$430,218
Accretion of temporary equity to redemption value	(489,237)	(676,567)	(1,311,866)	(3,050,660)

Net loss including accretion of temporary equity to redemption value	$(697,314)	$(809,137)	$(6,349,379)	$(2,620,442)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Redeemable	Non -Redeemable Class A	Redeemable	Non- Redeemable Class A	Redeemable	Non- Redeemable Class A	Redeemable	Non- Redeemable Class A
	Class A	And Class B	Class A	And Class B	Class A	And Class B	Class A	And Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(224,058)	$(473,256)	$(399,059)	$(410,078)	$(2,664,916)	$(3,684,463)	$(1,832,978)	$(787,464)

Denominator:
Weighted average shares outstanding	2,722,283	5,750,000	5,595,494	5,750,000	4,158,889	5,750,000	13,384,251	5,750,000

Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.07)	$(0.07)	$(0.64)	$(0.64)	$(0.14)	$(0.14)

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, other than the warrant liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature. As of June 30, 2024 and December 31, 2023, the Company reported warrants issued at the consummation of the Public Offering at their fair value.
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
at each reporting period.
Working Capital Loan Conversion Option
One of the Company’s working capital loans was entered into on December 28, 2022, whereby the Sponsor agreed to loan the Company $2,300,000. At the option of the Sponsor, up to $1,500,000 of the Convertible Note may be converted into warrants of the Company at a price of $1.00 per warrant (1,500,000 warrants) with each Warrant exercisable for one share of Class A common stock, $0.0001 par value per share (“Convertible Note” or “Working Capital Loan”). The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2024 and December 31, 2023, there was $2,300,000 outstanding and reported on the balance sheet as Working Capital Loan. The Working Capital Loan Conversion Option qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value.
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
Accounting for Convertible Instruments and Contracts in an Entity’s Own
Equity(“ASU2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of
ASU2020-06
are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted
ASU2020-06
on January 1, 2024 and there was no significant impact on its financial statements.
In December 2023, the FASB issued
ASU2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
(ASU2023-09),
which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements.
ASU2023-09
is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of
ASU2023-09
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
and accumulated deficit.
As of June 30, 2024 and December 31, 2023, the Class A common stock reflected on the unaudited condensed balance sheets are reconciled in the following table:
Class A common stock subject to possible redemption

	Shares	Amount
December 31, 2022	23,000,000	$239,285,445
Less:
Redemptions	(17,404,506)	(182,460,109)
Plus:
Accretion of carrying value to redemption value		3,482,534
Accretion to redemption value from additional funding		1,600,000

December 31, 2023	5,595,494	$61,907,870
Less:
Redemption	(2,873,211)	(32,066,630)
Plus:
Accretion of carrying value to redemption value		721,866
Accretion to redemption value from additional funding		590,000

June 30, 2024	2,722,283	$31,153,106

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

•
if, and only if, the closing price of the common stock equals or exceeds $
18.00
per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant for any
20
trading days within
a
30
-trading day
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
Promissory Notes — Related Party
In March 2023 the Company issued an unsecured promissory note for a borrowing capacity of $1,920,000 (the “March 2023 Note”) to the Sponsor. The March 2023 Note does not bear interest and matures upon closing of the Company’s Business Combination. In the event that the Company does not complete a Business Combination, the March 2023 Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s IPO, or will be forfeited, eliminated or otherwise forgiven. The March 2023 Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the March 2023 Note and all other sums payable with regard to the March 2023 Note becoming immediately due and payable.
In May 2023 the Company formalized a promissory note with the Sponsor for a borrowing capacity of $835,718 (the “May 2023 Note”). The May 2023 Note does not bear interest and matures upon closing of the Company’s Business Combination. In the event that the Company does not complete a Business Combination, the May 2023 Note will be repaid only from funds held outside of the Trust Account established in connection with the Company’s IPO, or will be forfeited, eliminated or otherwise forgiven. The May 2023 Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the May 2023 Note and all other sums payable with regard to the May 2023 Note becoming immediately due and payable.
On April 1, 2024, the Company issued an unsecured promissory note for a borrowing capacity of $1,580,000 (the “April 2024 Note”) to the Sponsor. The April 2024 Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event the Company does not consummate a Business Combination, the April 2024 Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.
As of June 30 2024 and December 31, 2023, the Company had borrowed $4,933,942 and $3,855,985, respectively, under the March 2023 Note, the May 2023 Note and the April 2024 Note.
Working Capital Loans
On December 28, 2022, the Company issued the Convertible Note in the principal amount of $2,300,000. The Convertible Note is non-interest
bearing, unsecured and due at the time of an initial Business Combination. If a Business Combination is not completed, the Company may not use funds in the Trust Account to repay the Convertible Note. Additionally, upon consummation of a Business Combination, up to $1,500,000 of the Convertible Note may be converted into warrants of the Company at a price of $1.00 per warrant with each Warrant exercisable for one share of Class A common stock, $0.0001 par value per share. The warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of June 30, 2024 and December 31, 2023, there is $2,300,000 outstanding under the Convertible Note and reported on the balance sheet as Working Capital loan.
Administrative Service Fee
The Company has entered into an administrative services agreement pursuant to which the Company will pay of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2024 and 2023, the Company incurred $30,000 and $60,000, respectively, in administrative service fees on the condensed statement of operations. At June 30, 2024 and December 31, 2023 the Company owed $30,667 and $667 for the administrative service fees and included this amount in as due to related party on the condensed balance sheet.
Note 6 — Recurring Fair Value Measurements
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
The terms and conditions of the Company’s Private Placement Warrants are substantially the same as the Company’s Public Warrants. As such, they are economically equivalent and the Company’s warrant liability for the Private Placement Warrants and is based on the price of the Company’s Public Warrants. The fair value of the Private Placement Warrants liability is classified within Level 2 of the fair value hierarchy at June 30, 2024 and December 31, 2023.

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
The following tables presents fair value information as of June 30, 2024 and December 31, 2023 of the Company’s financial assets and liabilities
that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2024
	Level 1	Level 2	Level 3
Public Warrants	$1,725,000	$—	$—
Private Placement Warrants	$—	$1,755,000	$—
Working Capital Loan Conversion Option	$—	$—	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Public Warrants	$115,000	$—	$—
Private Placement Warrants	$—	$117,000	$—
Working Capital Loan Conversion Option	$—	$—	$—
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
30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 5,749,000 and 0 shares issued or outstanding excluding 2,722,283 and 5,595,494 shares of Class A common stock issued or outstanding that are subject to possible redemption, respectively.
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

Class B Common Stock
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 1,000 and 5,750,000 shares of Class B common stock issued and outstanding.
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

On January 24, 2024, the SEC adopted new rules and regulations for SPACs, which became effective on July 1, 2024, that will affect SPAC Business Combination transactions (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving Sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect the Company’s ability to complete an initial Business Combination and may increase the costs and time related thereto.

On March 24, 2023 our stockholders voted to amend our amended and restated certificate of incorporation (the “Charter”) to extend the date (the “Termination Date”) by which we have to consummate a Business Combination (the “Charter Extension”) from March 28, 2023 (the “Original Termination Date”) to June 28, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Charter Extension Date, by resolution of our board of directors (the “Board”), if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2024 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). For each monthly extension of the Charter Extension Date we deposited $160,000 into the Trust Account for an aggregate of $1,920,000.

In connection with the vote of our stockholders on March 24, 2023 to extend our Termination Date, the holders of 17,404,506 Class A common stock of the Company properly exercised their right to redeem their shares for approximately $10.48 per share, or an aggregate redemption amount of $182,460,110. After the satisfaction of such redemptions, the balance in our trust account was $58,660,352 (including interest not previously released to the Company but net of expected franchise and income taxes payable).

On March 28, 2024 the Company’s stockholders voted to amend the Company’s Charter to extend the Termination Date by which the Company has to consummate a Business Combination (the “Charter Extension”) from March 28, 2024 to April 28, 2024 and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to eleven times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 28, 2025 (each, an “Additional Charter Extension Date”) or a total of up to twelve months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). For each monthly extension of the Charter Extension Date the Company will deposit $90,000 into the Trust Account. From the March 28, 2024 stockholder meeting until the filing of this Form 10-Q, the Company has deposited an aggregate of $450,000 in the Trust Account.

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

In connection with the Company’s stockholders’ vote on March 28, 2024, on April 1, 2024, the holders of 2,873,211 Class A common stock of the Company properly exercised their right to redeem their shares for approximately $11.16 per share, or an aggregate redemption amount of $32,066,630. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was $30,382,190 (including interest not previously released to the Company but net of expected franchise and income taxes payable).

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

As of the date of this filing, an aggregate of $4,670,000 has been deposited in the Trust Account to extend the Termination Date to August 28, 2024.

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

Termination

The Business Combination Agreement may be terminated at any time prior to the Closing by mutual written consent of the Company and PubCo and in certain other circumstances, including if the Closing has not occurred on or prior to June 28, 2024 and the primary cause of the failure for the Closing to have occurred on or prior to such date is not due to a breach of the Business Combination Agreement by the party seeking to terminate.

On June 28, 2024, the parties to the BCA agreed to amendment the BCA Termination Date to September 28, 2024.

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

Liquidity and Capital Resources

As of June 30, 2024, we had $58,321 in our operating bank account and working capital deficit of $13,513,816.

The Company has entered into promissory notes and working capital loans with the Sponsor for a total of $7,233,942 outstanding at June 30, 2024. These Notes bear no interest and are due upon liquidation or consummation of an initial Business Combination. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

As of the date of this filing, the Company has until August 28, 2024, unless otherwise extended pursuant to the Charter and with a monthly additional deposit of $90,000 to the Trust Account, to consummate an initial Business Combination.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements.

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

For the period ended June 30, 2024 and December 31, 2023, the Company has recognized $2,150,457, respectively, in excise tax payable related to share redemptions. In accordance with ASC 340-10-S99-1, the liability does not impact the unaudited condensed statements of operations and is offset against accumulated deficit because additional paid-in capital is not available.

During the second quarter, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

Results of Operations

As of June 30, 2024, we had not commenced any operations. All activity for the period from March 9, 2021, (inception) through June 30, 2024, relates to our formation and the Public Offering, and, since the closing of the Public Offering, a search for a Business Combination and the completion of the proposed Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had net loss of $208,077, which consisted of operating costs amounting to $695,888 and provision for income tax of $83,803, partially offset by interest earned on cash held in Trust Account of $330,055, change in fair value of warrant liabilities of $232,000 and the Company’s operating bank interest income of $9,559.

For the six months ended June 30, 2024, we had net loss of $5,037,513, which consisted of operating costs amounting to $2,410,392, change in fair value of warrant liabilities of $3,248,000 and provision for income tax of $411,077, partially offset by interest earned on cash held in Trust Account of $1,017,577 and the Company’s operating bank interest income of $14,379.

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

Administrative Services Agreement

We have agreed to pay our Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the three and six months ended June 30, 2024 and 2023, $30,000 and $60,000 was incurred for the administrative service fee.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b)under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

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

DIRECT SELLING ACQUISITION CORP.

Date: August 14, 2024	/s/ Dave Wentz
Dave Wentz
Chief Executive Officer