Form 10-Q
period 2024-09-30
Direct Selling Acquisition Corp.
filed 2024-11-14
CIK 1871745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	DSAQ.U	OTC Markets’ Pink Market
Class A common stock, par value $0.0001 per share	DSAQ	OTCQX ® Best Market
Redeemable warrants, each warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	DSAQ.W	OTC Markets’ Pink Market

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
of the Exchange Act). Yes ☒ No ☐
As of November 14, 2024, there were 8,471,283 shares of the registrant’s Class A common stock, $0.0001 par value per share, and 1,000 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding.

DIRECT SELLING ACQUISITION CORP.

Form 10-Q For the Quarter Ended September 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DIRECT SELLING ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023
Assets:
Current assets:
Cash	$8,988	$467,309
Prepaid expenses	3,436	4,958

Total current assets	12,424	472,267
Cash held in Trust Account	31,872,076	62,606,718

Total Assets	$31,884,500	$63,078,985

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Liabilities:
Franchise taxes payable	$275,450	$125,450
Federal income taxes payable	1,344,408	1,583,871
Due to related party	60,667	667
Working Capital Loan	2,300,000	2,300,000
Promissory notes to related party	5,326,942	3,855,985
Excise tax payable	2,150,457	1,829,791
Accounts payable and accrued expenses	2,689,649	1,456,302

Total current liabilities	14,147,573	11,152,066
Warrant liability	696,000	232,000
Deferred underwriters’ discount	8,050,000	8,050,000

Total Liabilities	22,893,573	19,434,066

Commitments and Contingencies (Note 7)
Redeemable Class A common stock subject to possible redemption, 2,722,283 and 5,595,494 shares at redemption value at September 30, 2024 and December 31, 2023, respectively	31,650,659	61,907,870
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 5,749,000 and 0 issued or outstanding (excluding 2,722,283 and 5,595,494 shares subject to redemption at September 30, 2024 and December 31, 2023, respectively)	575	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1,000 and 5,750,000 shares issued and outstanding	—	575
Additional paid-in capital	—	—
Accumulated deficit	(22,660,307)	(18,263,526)

Total Stockholders’ Deficit	(22,659,732)	(18,262,951)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$31,884,500	$63,078,985

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating costs	$265,513	$386,678	$2,675,905	$3,185,009

Loss from operations	(265,513)	(386,678)	(2,675,905)	(3,185,009)

Other income (expense):
Bank interest income	406	12,957	14,785	34,306
Interest earned on cash and investments held in Trust Account	338,150	775,008	1,355,727	3,932,692
Change in fair value of warrant liability	2,784,000	(232,000)	(464,000)	464,000

Total other income, net	3,122,556	555,965	906,512	4,430,998
Income (loss)before provision for income taxes	2,857,043	169,287	(1,769,393)	1,245,989
Provision for income taxes	(86,226)	(154,972)	(497,303)	(801,456)

Net income (loss)	$2,770,817	$14,315	$(2,266,696)	$444,533

Weighted average shares outstanding of redeemable Class A common stock	2,722,283	5,595,494	3,676,525	10,759,468

Basic and diluted net income (loss) per share, redeemable Class A common stock	$0.27	$(0.09)	$(0.43)	$(0.22)

Weighted average shares outstanding of non-redeemable Class A common stock and Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net income (loss) per share, non-redeemable Class A common stock and Class B common stock	$0.27	$(0.09)	$(0.43)	$(0.22)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	—	$—	5,750,000	$575	$—	$(18,263,526)	$(18,262,951)
Accretion of carrying value to redemption value	—	—	—	—	—	(822,629)	(822,629)
Conversion of Class B common stock to Class A common stock	5,749,000	575	(5,749,000)	(575)
Net loss	—	—	—	—	—	(4,829,436)	(4,829,436)

Balance as of March 31, 2024 (unaudited)	5,749,000	$575	1,000	$—	$—	$(23,915,591)	$(23,915,016)
Accretion of carrying value to redemption value	—	—	—	—	—	(489,237)	(489,237)
Excise Tax	—	—	—	—	—	(320,666)	(320,666)
Net loss	—	—	—	—	—	(208,077)	(208,077)

Balance as of June 30, 2024 (unaudited)	5,749,000	$575	1,000	$—	$—	$(24,933,571)	$(24,932,996)
Accretion of carrying value to redemption value	—	—	—	—	—	(497,553)	(497,553)
Net income	—	—	—	—	—	2,770,817	2,770,817

Balance as of September 30, 2024 (unaudited)	5,749,000	$575	1,000	$—	$—	$(22,660,307)	$(22,659,732)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B common stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Capital
Balance as of December 31, 2022	5,750,000	$575	$—	$(11,081,295)	$(11,080,720)
Accretion of carrying value to redemption value	—	—	—	(2,374,093)	(2,374,093)
Net income	—	—	—	562,788	562,788

Balance as of March 31, 2023 (unaudited)	5,750,000	$575	$—	$(12,892,600)	$(12,892,025)
Accretion of carrying value to redemption value	—	—	—	(676,567)	(676,567)
Net loss	—	—	—	(132,570)	(132,570)

Balance as of June 30, 2023 (unaudited)	5,750,000	$575	$—	$(13,701,737)	$(13,701,162)
Accretion of carrying value to redemption value	—	—	—	(1,050,036)	(1,050,036)
Excise tax payable attributable to redemption of common stock	—	—	—	(1,829,791)	(1,829,791)
Net income	—	—	—	14,315	14,315

Balance as of September 30, 2023 (unaudited)	5,750,000	$575	$—	$(16,567,249)	$(16,566,674)

The accompany
in
g notes are an integral part of these unaudited co
n
densed financial statements.

DIRECT SELLING ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(2,266,696)	$444,533
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	464,000	(464,000)
Interest earned on cash and investments held in Trust Account	(1,355,727)	(3,932,692)
Changes in current assets and liabilities:
Prepaid assets	1,522	108,130
Taxes payable	(89,463)	801,376
Due to related party	60,000	—
Accrued offering costs and expenses	1,233,347	1,875,901

Net cash used in operating activities	(1,953,017)	(1,166,752)

Cash flows from investing activities:
Withdraw from Trust Account to pay taxes	883,739	519,000
Withdraw from Trust Account for redemptions of stock	32,066,630	182,460,109
Funding of Trust Account	(860,000)	(1,120,000)

Net cash provided by investing activities	32,090,369	181,859,109

Cash flows from financing activities:
Redemption of Class A common stock subject to possible redemption	(32,066,630)	(182,460,109)
Proceeds from issuance of promissory note to related party	1,470,957	1,475,719

Net cash used in financing activities	(30,595,673)	(180,984,390)

Net change in cash	(458,321)	(292,033)
Cash, beginning of the period	467,309	1,151,319

Cash, end of the period	$8,988	$859,286

Supplemental disclosure of non-cash financing activities:
Accretion of carrying value to redemption value	$1,809,419	$4,100,696

Conversion of Class B common stock to Class A common stock	$575	$—

Excise tax payable attributable to redemption of common stock	$320,666	$1,829,791

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIRECT SELLING ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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
As of September 30, 2024, the Company had not commenced operations. All activity for the period from March 9, 2021 (inception) through September 30, 2024, relates to the Company’s formation and the initial public offering (the “Public Offering”) and, subsequent to the Public Offering, identifying a target company for a Business Combination and completion of the proposed Business Combination (described below). The Company will not generate operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Public Offering.
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
Stockholder Meetings and Termination Date
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

Additionally, the Company’s stockholders voted to (i) amend the Company’s Charter to eliminate the limitation that the Company may not redeem Class A Common Stock to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Class A common stock irrespective of whether such redemption would exceed the Redemption Limitation and (ii) provide for the right of a holder of the Company’s Class B common stock, par value $0.0001 to convert such Class B common stock into the Company’s Class A common stock, par value $0.0001 on a one-for-one
basis prior to the closing of a Business Combination at the election of the holder.
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
As of the date of this filing, an aggregate of $4,940,000 has been deposited in the Trust Account to extend the Termination Date to November 28, 2024.
Securities Listings
On May 23, 2024, the Company began trading its Class A common stock, par value $0.0001 per share on OTCQX
®
Best Market (“OTCQX”) under the symbol “DSAQ”. The Company’s Units and redeemable warrants continue to trade on the OTC Markets’ Pink Market (“OTC Pink” and together with OTCQX, “OTC”) under the symbols DSAQ.U and DSAQ.W, respectively.
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
Reorganization”), pursuant to which, among other things, (i) after receipt of applicable governmental and regulatory consents, Hunch Mobility shall transfer all of the equity securities of Transhermes Aero IFSC Private Limited, a wholly owned subsidiary of Hunch Mobility incorporated in Gujarat International FinanceTec-Cityunder the (Indian) International Financial Services Centres Authority Act, 2019 to IndiaCo, (ii) Hunch Mobility shall promptly undertake any and all steps necessary to complete its voluntary liquidation/winding-up
process in accordance with applicable law and (iii) PubCo shall consummate a reverse share split, pursuant to which all equity securities of PubCo will, following the consummation of the
Pre-Closing
Reorganization and immediately prior to the Merger, be consolidated and result in the aggregate number of Class A ordinary shares in the share capital of PubCo (the “PubCo Class A Ordinary Shares”) and Class B ordinary shares in the share capital of PubCo (the “PubCo Class B Ordinary Shares”) issued and outstanding on a fully-diluted, as converted and as exercised basis (excluding equity securities issued or issuable pursuant to the Convertible Note (as defined below)) being equal to the
Pre-Closing
Reorganization Consideration, which, in the aggregate, is anticipated to be equal to approximately $150 million.
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
On June 28, 2024, the parties to the BCA agreed to amend the BCA Termination Date to September 28, 2024, and on September 28, 2024, the parties further extended the BCA Termination Date to December 27, 2024.
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
On September 30, 2024 and December 31, 2023, the Company recognized $2,150,457 and $1,829,791, respectively, in excise tax payable related to share redemptions. In accordance with
ASC340-10-S99-1,
the liability does not impact the statements of operations and is offset against accumulated deficit because additional paid-in
capital is not available.
During the second quarter of 2024, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. In October 2024, the Company filed its excise tax return but did not make an excise tax payment.
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
Liquidity and Capital Resources
As of September 30, 2024, the Company had $8,988 in its operating bank account and a working capital deficit of $14,135,149.
The Company has entered into promissory notes and working capital loans with the Sponsor for a total of $7,626,942 outstanding as of September 30, 2024. These Notes bear no interest and are due upon liquidation or consummation of an initial Business Combination. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

As of the date of this filing, the Company has until November 28, 2024, unless otherwise extended pursuant to the Charter and with a monthly additional deposit of $90,000 to the Trust Account, to consummate an initial Business Combination.
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
10-Q
and Article 10 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024, or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $8,988 and $467,309 in cash and did not have any cash equivalents as of September 30, 2024 and December 31, 2023, respectively.
Cash and Investments Held in Trust Account
On September 30, 2024 and December 31, 2023, the Trust Account included an interest-bearing demand deposit account that generally have a readily determinable fair value. Interest on the demand deposit account is included in income from cash and investments held in Trust Account in the accompanying statements of operations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash accounts in financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2024 and December 31, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, on September 30, 2024 and December 31, 2023, 2,722,283 and 5,595,494 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($11.63 and $11.06 per share as of September 30, 2024 and December 31, 2023, respectively) at the end of each reporting period. Such changes are reflected in additional paid-in capital,
or in the absence of additional capital, in accumulated deficit.

Net Income (Loss) Per Share of Common Stock
The Company has two classes of common stock, which are referred to as redeemable Class A common stock and non-redeemable
Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 23,200,000 potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share of common stock for the three and nine months ended September 30, 2024 and 2023, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock for each class of common stock.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$2,770,817	$14,315	$(2,266,696)	$444,533
Accretion of temporary equity to redemption value	(497,553)	(1,050,036)	(1,809,419)	(4,100,696)
Net income (loss) including accretion of temporary equity to redemption value	$2,273,264	$(1,035,721)	$(4,076,115)	$(3,656,163)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Redeemable	Non -Redeemable Class A	Redeemable	Non- Redeemable Class A	Redeemable	Non- Redeemable Class A	Redeemable	Non- Redeemable Class A
	Class A	And Class B	Class A	And Class B	Class A	And Class B	Class A	And Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$730,437	$1,542,827	$(510,808)	$(524,913)	$(1,589,763)	$(2,486,352)	$(2,382,776)	$(1,273,387)
Denominator:
Weighted average shares outstanding	2,722,283	5,750,000	5,595,494	5,750,000	3,676,525	5,750,000	10,759,468	5,750,000
Basic and diluted net income (loss) per share	$0.27	$0.27	$(0.09)	$(0.09)	$(0.43)	$(0.43)	$(0.22)	$(0.22)
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, other than the warrant liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature. As of September 30, 2024 and December 31, 2023, the Company reported warrants issued at the consummation of the Public Offering at their fair value.
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
at each reporting period.
Working Capital Loan Conversion Option
One of the Company’s working capital loans was entered into on December 28, 2022, whereby the Sponsor agreed to loan the Company $2,300,000. At the option of the Sponsor, up to $1,500,000 of the Convertible Note may be converted into warrants of the Company at a price of $1.00 per warrant (1,500,000 warrants) with each Warrant exercisable for one share of Class A common stock, $0.0001 par value per share (“Convertible Note” or “Working Capital Loan”). The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2024 and December 31, 2023, there was $2,300,000 outstanding and reported on the balance sheet as Working Capital Loan. The Working Capital Loan Conversion Option qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value.
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
and accumulated deficit.

As of September 30, 2024 and December 31, 2023, the Class A common stock reflected on the unaudited condensed balance sheets are reconciled in the following table:
Class A common stock subject to possible redemption

	Shares	Amount
December 31, 2022	23,000,000	$239,285,445
Less:
Redemptions	(17,404,506)	(182,460,109)
Plus:
Accretion of carrying value to redemption value		3,482,534
Accretion to redemption value from additional funding		1,600,000

December 31, 2023	5,595,494	$61,907,870
Less:
Redemption	(2,873,211)	(32,066,630)
Plus:
Accretion of carrying value to redemption value		949,419
Accretion to redemption value from additional funding		860,000

September 30, 2024	2,722,283	$31,650,659

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
As of September 30, 2024 and December 31, 2023, the Company had borrowed an aggregate of $5,326,942 and $3,855,985, respectively, under the March 2023 Note, the May 2023 Note and the April 2024 Note.
Working Capital Loans
On December 28, 2022, the Company issued the Convertible Note in the principal amount of $2,300,000. The Convertible Note is non-interest
bearing, unsecured and due at the time of an initial Business Combination. If a Business Combination is not completed, the Company may not use funds in the Trust Account to repay the Convertible Note. Additionally, upon consummation of a Business Combination, up to $1,500,000 of the Convertible Note may be converted into warrants of the Company at a price of $1.00 per warrant with each Warrant exercisable for one share of Class A common stock, $0.0001 par value per share. The warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s IPO. As of September 30, 2024 and December 31, 2023, there was $2,300,000 outstanding under the Convertible Note and reported on the balance sheet as Working Capital loan.
Administrative Service Fee
The Company has entered into an administrative services agreement pursuant to which the Company will pay of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2024, the Company incurred $30,000 and $90,000, respectively, in administrative service fees on the condensed statement of operations. For the three and nine months ended September 30, 2023, the Company incurred and accrued $30,000 and $90,000 in administrative service fees, respectively, of which were included in due to related party. At September 30, 2024 and December 31, 2023 the Company owed $60,667 and $667 for the administrative service fees and included this amount in as due to related party on the condensed balance sheet.

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
The terms and conditions of the Company’s Private Placement Warrants are substantially the same as the Company’s Public Warrants. As such, they are economically equivalent and the Company’s warrant liability for the Private Placement Warrants and is based on the price of the Company’s Public Warrants. The fair value of the Private Placement Warrants liability is classified within Level 2 of the fair value hierarchy at September 30, 2024 and December 31, 2023.
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
The following tables presents fair value information as of September 30, 2024 and December 31, 2023 of the Company’s financial assets and liabilitie
s
that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2024
	Level 1	Level 2	Level 3
Public Warrants	$345,000	$—	$—
Private Placement Warrants	$—	$351,000	$—
Working Capital Loan Conversion Option	$—	$—	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Public Warrants	$115,000	$—	$—
Private Placement Warrants	$—	$117,000	$—
Working Capital Loan Conversion Option	$—	$—	$—
Note 7 — Commitments and Contingencies
Registration Rights
The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of t he
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
Note 8 — Stockholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 5,749,000 and 0 shares issued or outstanding excluding 2,722,283 and 5,595,494 shares of Class A common stock issued or outstanding that are subject to possible redemption, respectively.
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

Class B Common Stock
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 1,000 and 5,750,000 shares of Class B common stock issued and outstanding.
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
one-for-one
basis.
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than discussed in the Notes.

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

Stockholder Meetings and Termination Date

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

Additionally, the Company’s stockholders voted to (i) amend the Company’s Charter to eliminate the limitation that the Company may not redeem Class A Common Stock to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Class A Common Stock irrespective of whether such redemption would exceed the Redemption Limitation and (ii) provide for the right of a holder of the Company’s Class B common stock, par value $0.0001 to convert such Class B Common Stock into the Company’s Class A common stock, par value $0.0001 on a one-for-one basis prior to the closing of a Business Combination at the election of the holder.

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

As of the date of this filing, an aggregate of $4,940,000 has been deposited in the Trust Account to extend the Termination Date to November 28, 2024.

Securities Listings

On April 29, 2024, the Company received a notice (the “Delisting Notice”) from The New York Stock Exchange (“NYSE”) stating that NYSE has determined to delist the Company’s Class A common stock and Units (collectively, the “Securities”) from NYSE and that trading in the Securities on NYSE had been suspended, effective at the close of trading on April 29, 2024. NYSE reached its decision pursuant to Rule 802.01B of the NYSE Listed Company Manual because the Company did not meet NYSE’s continued listing standard that requires listed acquisition companies to maintain an average aggregate global market capitalization attributable to its publicly-held shares of at least $40 million over a period of 30 consecutive trading days.

On May 23, 2024, the Company began trading its Class A common stock, par value $0.0001 per share on OTCQX®Best Market (“OTCQX”) under the symbol “DSAQ”. The Company’s Units and redeemable warrants continue to trade on the OTC Markets’ Pink Market (“OTC Pink” and together with OTCQX, “OTC”) under the symbols DSAQ.U and DSAQ.W, respectively.

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

On June 28, 2024, the parties to the BCA agreed to amend the BCA Termination Date to September 28, 2024, and on September 28, 2024, the parties further extended the BCA Termination date to December 27, 2024.

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

Liquidity and Capital Resources

As of September 30, 2024, we had $8,988 in our operating bank account and a working capital deficit of $14,135,149.

The Company has entered into promissory notes and working capital loans with the Sponsor for a total of $7,626,942 outstanding at September 30, 2024. These Notes bear no interest and are due upon liquidation or consummation of an initial Business Combination. If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

As of the date of this filing, the Company has until November 28, 2024, unless otherwise extended pursuant to the Charter and with a monthly additional deposit of $90,000 to the Trust Account, to consummate an initial Business Combination.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements.

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

For the period ended September 30, 2024 and December 31, 2023, the Company has recognized $2,150,457, respectively, in excise tax payable related to share redemptions. In accordance with ASC 340-10-S99-1, the liability does not impact the unaudited condensed statements of operations and is offset against accumulated deficit because additional paid-in capital is not available.

During the second quarter of 2024, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. In October 2024, the Company filed its excise tax return but did not make an excise tax payment.

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

Results of Operations

As of September 30, 2024, we had not commenced any operations. All activity for the period from March 9, 2021, (inception) through September 30, 2024, relates to our formation and the Public Offering, and, since the closing of the Public Offering, a search for a Business Combination and the completion of the proposed Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net income of $2,770,817, which consisted of interest earned on cash held in Trust Account of $338,150, change in fair value of warrant liabilities of $2,784,000 and the Company’s operating bank interest income of $406, partially offset by operating costs amounting to $265,513 and provision for income tax of $86,226.

For the nine months ended September 30, 2024, we had net loss of $2,266,696, which consisted of operating costs amounting to $2,675,905, change in fair value of warrant liabilities of $464,000 and provision for income tax of $497,303, partially offset by interest earned on cash held in Trust Account of $1,355,727 and the Company’s operating bank interest income of $14,785.

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

Administrative Services Agreement

We have agreed to pay our Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. For the three and nine months ended September 30, 2024 and 2023, $30,000 and $90,000 was incurred for the administrative service fee.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b)under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

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
filed with the SEC on April 1, 2024, as amended on Form
10-K/A
filed with the SEC on May 20, 2024 and as supplemented by our Quarterly Reports on Form
10-Q
for the three months ended March 31, 2024 and June 30, 2024, filed with the SEC on May 20, 2024 and August 14, 2024, respectively. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
NYSE delisted our securities from its exchange which could limit investors’ ability to make transactions in its securities and subject us to additional trading restrictions.
On April 12, 2024, we announced our intention to voluntarily delist from The New York Stock Exchange (“NYSE”) our Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and units, each consisting of one share of Class A Common Stock and one-half
of one redeemable warrant (collectively, the “Securities”). On April 29, 2024, we received a notice from NYSE stating that NYSE had determined to delist our Securities from NYSE and that trading in our Securities on NYSE had been suspended, effective at the close of trading on April 29, 2024. NYSE reached its decision pursuant to Rule 802.01B of the NYSE Listed Company Manual because we did not meet NYSE’s continued listing standard that requires listed acquisition companies to maintain an average aggregate global market capitalization attributable to its publicly held shares of at least $40 million over a period of 30 consecutive trading days.
We began trading our Class A common stock, par value $0.0001 per share on OTCQX
®
Best Market (“OTCQX”) under the symbol “DSAQ”. Our Units and redeemable warrants presently trade on the OTC Markets’ Pink Market (“OTC Pink” and together with OTCQX, “OTC”) under the symbols DSAQ.U and DSAQ.W, respectively. Since our securities trade on OTC, we could face significant material adverse consequences, including:

•	the price of our securities will likely decrease as a result of the loss of market efficiencies associated with NYSE;

•	a requirement to trade on OTC for a year before reapplying for listing on a national securities exchange;

•	holders may be unable to sell or purchase our securities when they wish to do so;

•	we may become subject to shareholder litigation;

•	we may lose the interest of institutional investors in our securities;

•	we may lose media and analyst coverage; and

•	we may lose any active trading market for our securities, as our securities may then only be traded on one of the over-the-counter markets, if at all.
Additionally, if our securities are delisted from trading on OTC, our investors’ ability to make transactions in our securities could be limited and subject us to additional trading restrictions.
Because our securities were delisted from NYSE and are no longer listed on a national securities exchange, we may face significant material adverse consequences, including: (i) a limited availability of market quotations for our securities, (ii) reduced liquidity for our securities, (iii) a determination that our securities are “penny stocks” which will require brokers trading in our Public Shares to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, and possibly result in a reduced level of trading activity in the secondary trading market for our securities, (iv) a decreased ability to issue additional securities or obtain additional financing in the future, and (v) a less attractive acquisition vehicle to a target business in connection with an initial business
combination. The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities
, which are referred to as “covered securities.” Because our securities were delisted from NYSE and trade on OTC, our Class A Common Stock, Warrants and Units do not qualify as covered securities under the Securities Act and we are subject to regulation in each state in which we offer our securities. Public shareholders
who do not elect to redeem their Public Shares in connection with the shareholder meeting to approve the Business Combination, may be unable to recover their investment except through sales of our shares on the open market or upon our liquidation or redemption of shares. The price of our common stock may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.
The SEC has recently issued final rules relating to certain activities of SPACs. Certain of the procedures we or others may determine to undertake in connection with such rules may increase our costs and the time needed to complete the Business Combination.
On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), which became effective on July 1, 2024, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1	Amendment to the Business Combination Agreement, dated as of September 28, 2024, by and among Direct Selling Acquisition Corp., Aeroflow Urban Air Mobility Private Limited, Hunch Technologies Limited, FlyBlade (India) Private Limited and HTL Merger Sub LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by Direct Selling Acquisition Corp. on October 1, 2024).

2.2	Amendment to the Business Combination Agreement, dated as of June 28, 2024, by and among Direct Selling Acquisition Corp., Aeroflow Urban Air Mobility Private Limited, Hunch Technologies Limited, FlyBlade (India) Private Limited and HTL Merger Sub LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by Direct Selling Acquisition Corp. on July 1, 2024).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

DIRECT SELLING ACQUISITION CORP.

Date: November 14, 2024	/s/ Dave Wentz
Dave Wentz
Chief Executive Officer